Form 10-Q
period 1994-12-31
GRC INTERNATIONAL INC
filed 1995-02-14
CIK 201944

=============================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ...... to ......


                      Registrant, State of Incorporation,
                          Address and Telephone Number
                         -----------------------------

                            GRC INTERNATIONAL, INC.
                            (A DELAWARE CORPORATION)
                               1900 GALLOWS ROAD
                            VIENNA, VIRGINIA  22182
                                 (703) 506-5000

                    Commission                  I.R.S. Employer
                     File No.                  Identification No.
                    ----------                 ------------------
                      1-7517                       95-2131929


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO      .
                                               -----    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
     Class of Common Stock                  January 31, 1995
     ---------------------                  ----------------
        $.10 PAR VALUE                      8,989,295 shares

===============================================================================

                                   CONTENTS

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

A. FINANCIAL STATEMENTS

   Consolidated Condensed Statements of Income                           3

   Consolidated Condensed Balance Sheets                                4-5

   Consolidated Condensed Statements of Cash Flows                      6-7

   Notes to Consolidated Condensed Financial Statements                 8-9

B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10-11


C. PART II - OTHER INFORMATION                                           12


NOTE: The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading.

      It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                   ----------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                                    DECEMBER 31,        DECEMBER 31,
                                                    -----------         ------------

                                                  1994      1993       1994       1993
                                                  ----      ----       ----       ----
REVENUES                                         $29,813   $31,545    $61,307    $62,325
Cost of revenues                                  23,689    25,527     49,120     50,064
                                                 -------   -------    -------    -------
GROSS MARGIN                                       6,124     6,018     12,187     12,261
General, administrative, marketing,
    research and development expenses              4,938     4,085      9,474      8,636
Provision for losses                                 283       372        458        567
                                                 -------   -------    -------    -------
OPERATING INCOME                                     903     1,561      2,255      3,058
Interest income                                      (61)     (121)      (221)      (289)
Interest expense                                      34        89         39        177
                                                 -------   -------    -------    -------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                             930     1,593      2,437      3,170
Provision for income taxes                           ---        73        ---        165
                                                 -------   -------    -------    -------
INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                   930     1,520      2,437      3,005
Cumulative effect of accounting change               ---       ---        ---      1,000
                                                 -------   -------    -------    -------
NET INCOME                                       $   930   $ 1,520    $ 2,437    $ 4,005
                                                 =======   =======    =======    =======
INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE:
Before cumulative effect of accounting change       $.10      $.16       $.26    $   .32
From cumulative effect of accounting change          ---       ---        ---        .11
                                                 =======   =======    =======    =======
                                                    $.10      $.16       $.26    $   .43
                                                 =======   =======    =======    =======
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES                      9,401     9,385      9,410      9,364
                                                 =======   =======    =======    =======

       The accompanying notes are an integral part of these statements.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                   ----------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)



                                                 DECEMBER 31,  JUNE 30,
                                                     1994        1994
                                                 ------------  --------
                                                     (IN THOUSANDS)

CURRENT ASSETS:

 Cash and cash equivalents                       $   152       $ 3,660
 Accounts receivable                              29,752        29,403
 Unbilled reimbursable costs and fees             12,098         8,366
 Inventories, at lower of cost or market           1,632         1,185
 Prepaid expenses and other                        4,727         4,950
                                                 -------       -------
     Total current assets                         48,361        47,564
                                                 -------       -------
PROPERTY AND EQUIPMENT,
 at cost, net of accumulated depreciation
 and amortization of $9,317 and $9,641            13,086        12,344
                                                 -------       -------
OTHER ASSETS:
 Goodwill and other intangible assets, net         2,721         2,799
 Other                                             8,658         6,373
                                                 -------       -------
      Total other assets                          11,379         9,172
                                                 -------       -------
                                                 $72,826       $69,080
                                                 =======       =======

      The accompanying notes are an integral part of these balance sheets.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                   ----------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)




                                                DECEMBER 31,   JUNE 30,
                                                    1994         1994
                                                -------------  ---------
                                                     (IN THOUSANDS)

CURRENT LIABILITIES:
 Current portion of long-term debt
     and capital leases                         $     68       $     93
 Accounts payable                                  4,630          5,042
 Accrued wages and benefits                        9,155          8,988
 Accrued expenses and other                        6,549          8,380
                                                --------       --------
     Total current liabilities                    20,402         22,503
                                                --------       --------
LONG-TERM DEBT                                     5,490            ---
                                                --------       --------
OTHER NON-CURRENT LIABILITIES                      1,488          1,537
                                                --------       --------
STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value -
     Authorized - 30,000,000 shares
     Issued - 9,274,000 shares
      and 9,152,000 shares                           927            915
 Paid-in capital                                  76,588         76,363
 Accumulated deficit                             (28,224)       (30,661)
                                                --------       --------

                                                  49,291         46,617

 Less:  Treasury stock, at cost; 300,000
      shares and 142,500 shares                   (3,845)        (1,577)
                                                --------       --------

          Total stockholders' equity              45,446         45,040
                                                --------       --------

                                                $ 72,826       $ 69,080
                                                ========       ========


      The accompanying notes are an integral part of these balance sheets.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                                -----------------
                                                                  1994      1993
                                                                -------   -------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
    Net income                                                  $ 2,437   $ 4,005
    Adjustments to reconcile net income to net
      cash provided by operating activities:
              Depreciation and amortization                       1,552     1,264
              Provisions for losses on accounts
                 receivable, and unbilled reimbursable costs
                 and fees                                           222       761
              Cumulative effect of accounting change                ---    (1,000)
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                     reimbursable costs and fees                 (4,303)      294
                 Inventory                                         (447)       59
                 Other current assets                               223      (355)
                 Accounts payable, accruals and
                    other current liabilities                    (1,273)   (4,696)
              Other, net                                            (19)     (211)
                                                                -------   -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (1,608)      121
                                                                -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (2,052)   (1,476)
    Deferred software costs                                      (2,188)     (444)
    Other, net                                                     (261)     (195)
                                                                -------   -------

NET CASH USED BY INVESTING ACTIVITIES                            (4,501)   (2,115)
                                                                -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury stock                                   (3,071)      ---
    New financing                                                 5,490       ---
    Payments on debt and capital lease obligations                  (55)   (3,172)
    Other, net                                                      237        33
                                                                -------   -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  2,601    (3,139)
                                                                -------   -------

DECREASE IN CASH & CASH EQUIVALENTS                              (3,508)   (5,133)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                    3,660    10,069
                                                                -------   -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                        $   152   $ 4,936
                                                                =======   =======

        The accompanying notes are an integral part of these statements.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                    (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                                -----------------
                                                                  1994      1993
                                                                -------   -------
                                                                  (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES:

  Cash transactions:

  Interest                                                      $  12     $ 102

  Income taxes                                                     43       343




        The accompanying notes are an integral part of these statements.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                   ----------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           DECEMBER 31, 1994 AND 1993
                           --------------------------
                                  (UNAUDITED)


(1) The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(2) In December 1994, the Company announced that it had completed the previously authorized repurchase of 300,000 shares of its common stock, at a cost of $3,845,000, and that its Board of Directors authorized the repurchase of up to 200,000 additional shares of its common stock in the open market or in private transactions.

        The timing and number of shares of the repurchase of the additional 200,000 shares of common stock will depend greatly on market conditions and other factors. The shares will be purchased with existing cash, short-term borrowings, future cash flows, or a combination of these factors, and may be retired or used for general corporate purposes.

(3) Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).
     The new statement supersedes the Company's previous accounting practice of accounting for income taxes under Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" (SFAS 96). Both statements require the use of the liability method of accounting for income taxes, but the recognition of deferred tax assets was limited under SFAS 96. Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year which the differences are expected to reverse. The change in the method of accounting for income taxes from SFAS 96 to SFAS 109 resulted in a cumulative effect adjustment to increase income by $1 million, or $.11 per share, for the quarter ended September 30, 1993.

(4) In October 1993, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by ICN Biomedicals, Inc. (Biomedicals) and its parent company, ICN Pharmaceuticals, Inc. (Pharmaceuticals). The suit alleges fraud, negligent misrepresentation, violations of state and federal securities laws and other claims against the Company in connection with the sale of its biomedical business to Biomedicals in 1989, and seeks to recover all monies paid and damages for out-of-pocket losses, court costs and interest. The Court ordered ICN to arbitrate its claims and stayed Court action pending completion of the arbitration. As ordered by the Court, ICN filed for arbitration in New York in March 1994, claiming damages in the approximate amount of $100 million plus unspecified punitive damages. In September 1994, the arbiters dismissed those claims as time-barred. As a result of the Court action, the Company reduced its reserves, for the quarter ended September 30, 1994, by approximately $.2 million. In December 1994, the arbitration panel in New York issued its final award on the numerous claims made against the Company by ICN. The arbitration panel dismissed, with prejudice, the claims and ordered ICN to pay the Company the remaining amounts due under the 1989 sale agreement, with interest, and to pay the Company's legal expenses incurred in the proceedings.

        Subsequent to December 31, 1994, the Company asked the California court which ordered the arbitration to convert the arbiters award into a court judgment. The Company also asked the California court to dismiss the remaining claims of ICN Pharmaceuticals, Inc. In addition, the Company received partial payment from ICN, as provided by the arbitration panel, in the amount of approximately $.4 million. The Company is taking all needed legal steps to assure for the full payment of the amount due under the 1989 sale agreement.

        Management does not believe that these lawsuits have any merit and is vigorously contesting them. As a result, management does not believe that the ultimate outcome of these actions will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(5) In October and November 1993, the Company used approximately $3 million of available cash and cash equivalents to retire the balance on the mortgage associated with its California property.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
              THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994
              ---------------------------------------------------
                                  (UNAUDITED)



   The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                                                                       Percentage
                               Three Months Ended        Six Months Ended          Increase (Decrease)
                               9/30/94    9/30/93      12/31/94    12/31/93      Three Months   Six Months
                               -------    -------      --------    --------      ------------   ----------
Revenues                       $29,813    $31,545       $61,307     $62,325          (5.5)%       (1.6)%
                               =======    =======       =======     =======

Operating income               $   903    $ 1,561       $ 2,255     $ 3,058         (42.2)%      (26.3)%

Interest (income)
 expense, net                      (27)       (32)         (182)       (112)        (15.6)%       62.5%
                               -------    -------       -------     -------
Income before income taxes
 and cumulative effect of
 accounting change                 930      1,593         2,437       3,170         (41.6)%      (23.1)%

Provision for income taxes         ---         73           ---         165        (100.0)%     (100.0)%
                               -------    -------       -------     -------

Income before cumulative
 effect of accounting change       930      1,520         2,437       3,005         (38.8)%      (18.9)%

Cumulative effect of
 accounting change                 ---        ---           ---       1,000           N/A       (100.0)%
                               -------    -------       -------     -------

Net income                     $   930    $ 1,520       $ 2,437     $ 4,005         (38.8)%      (39.2)%
                               =======    =======       =======     =======

RESULTS OF OPERATIONS
- - - ---------------------

     Revenues were $29.8 million for the second quarter, compared with $31.5 million for the same quarter last year. The revenue decrease of $1.7 million, or 5.5%, is attributable entirely to the Company's normal revenues (revenues originating from the Company's services and products businesses) as subcontract work (work performed by other organizations on subcontracts and included in the Company's revenues) increased by approximately $1.0 million. Revenues were $61.3 million for the first six months of fiscal 1995, compared with $62.3 million for the same period last year. The year-to-date decrease in revenues of $1.0 million, or 1.6% is attributable entirely to the Company's normal revenues as subcontract work increased by $2.6 million.

     The $1.7 million reduction in the Company's normal revenues, for the second quarter, is attributable to lower services revenues of $2.2 million and lower product sales of $.5 million, off set by the increased subcontract work of $1.0 million. Service revenues are lower due primarily to temporary delays in the government funding for contract services work already completed. In addition, the Company is also experiencing delays in the government procurement process. Since funding delays are temporary, the Company will report revenues on the contract work already completed in subsequent periods. The shortfall in product sales is primarily attributable to the Company's environmental software group which has experienced lower than anticipated revenues from new license sales of its health and environmental tracking software system. The year-to-date $1.0 million reduction in the Company's normal revenues is attributable to lower services revenues of $2.6 million and lower product sales of $1.0 million, off set by the increased subcontract work of $2.6 million. The reason for the lower revenues in both the services and product areas is the same as described for the second quarter.

     A large percentage of the Company's revenues are derived from contracts with the U.S. Department of Defense (DoD). Possible decreases or funding delays in the DoD budget may negatively impact the Company's plans and ability to achieve revenue growth. However, the Company believes that its contract base is sufficiently diverse so that the cancellation of any one DoD program would not have a material adverse effect on the Company. In addition, the Company also believes that there are sufficient opportunities for other contract awards in the DoD, NASA, other governmental agencies and the private sector to allow the Company to sustain its revenue level or grow over time.

     As of December 31, 1994, the value of the Company's backlog (without options) exceeds one year's revenues, and the value of the total backlog (with options) is approximately two and one-half years' revenues. The backlog consists of approximately 185 active contracts which vary in the period of performance from a few months to multi-year. The work to be performed on these contracts involves the following: information technology; studies and analysis; modeling and simulation; testing and evaluation; and proprietary products.

     Operating income was $.9 million (3.0% of revenues) for the second quarter, compared with $1.6 million (4.9% of revenues) for the same quarter last year. The $.7 million decrease in operating income is attributable primarily to the lower revenues and increased expenditures in marketing and development of the Company's OSU(TM) network interface (Optical Service Unit). Operating income was $2.3 million (3.7% of revenues) for the first six months of fiscal year 1995, compared with $3.1 million (4.9% of revenues) for the same period last year. The $.8 million decrease in year-to-date operating income is attributable primarily to lower revenues and increased R&D expenditures.

     The Company's net interest income is not significant for either the second quarter or the year-to-date period.

     Income taxes continue to be insignificant to the operating results, since the Company has utilized its net operating loss carryforwards to shelter its income from tax.

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The new statement superseded the Company's previous accounting practice of accounting for income taxes under Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" (SFAS 96). As a result of adopting this change, the Company recognized $1 million of income attributable to recording a net deferred tax asset on its books during fiscal year 1994.


LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

   The Company has been able to finance its operations from a combination of internally generated working capital and borrowing against its available credit facilities. Management believes that the Company has adequate revenues to finance its current and future operations from existing or internally generated working capital and available credit. The Company has a revolving credit agreement which entitles it to borrow up to a maximum of $10 million at the prime rate (8.5% as of December 31, 1994). As of December 31, 1994, the Company has $.2 million of cash and cash equivalents and $4.5 million of the revolving credit agreement available to support is working capital requirements.

   As of December 31, 1994, the Company has borrowed $5.5 million to support its operations as its accounts receivable and unbilled reimbursable costs have increased due to temporary delays in government funding. These temporary funding delays do not represent an uncertainty regarding the collectibility of the receivables as it is a normal occurrence in the Company's services business.

   During fiscal year 1995, the Company used $3.1 million in cash to complete the repurchase program for its common stock. In total, the Company used $3.8 million in cash for the buyback program.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.
- - - ---------------------------

   In 1989, the Company sold its biomedical business to ICN Biomedicals, Inc. ("ICN Biomedicals") for $35.6 million in cash, $.5 million in an interest-bearing note, and stock redeemable in 1994 for $2 million. In addition, the Company was relieved of approximately $26 million of debt.

   In October 1993, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by ICN Biomedicals, Inc. (Biomedicals) and its parent company, ICN Pharmaceuticals, Inc. The suit alleges fraud, negligent misrepresentation, violations of state and federal securities laws and other claims against the Company in connection with the sale of its biomedical business to Biomedicals in 1989, and seeks to recover all monies paid and damages for out-of-pocket losses, court costs and interest. The Court ordered Biomedicals to arbitrate its claims and stayed Court action pending completion of the arbitration. As ordered by the Court, Biomedicals filed for arbitration in New York in March 1994, claiming damages in the approximate amount of $100 million plus unspecified punitive damages. In September 1994, the arbiters dismissed those claims as time-barred. As a result of the Court action, the Company reduced its reserves, for the quarter ended September 30, 1994, by approximately $.2 million. In December 1994, the arbitration panel in New York issued its final award on the numerous claims made against the Company by Biomedicals. The arbitration panel dismissed the claims with prejudice, and ordered Biomedicals to pay the Company the remaining amounts due under the 1989 sale agreement, with interest, and to pay the Company's legal expenses incurred in the proceedings.

   Subsequent to December 31, 1994, the Company asked the California court which ordered the arbitration to convert the arbiters award into a court judgment.
The Company also asked the California court to dismiss the remaining claims of Pharmaceuticals. In addition, the Company received partial payment from Biomedicals, as provided by the arbitration panel, in the amount of approximately $.4 million. The Company is taking all needed legal steps to assure for the full payment of the amount due under the 1989 sale agreement.

   Management does not believe that this action has any merit and intends to vigorously contest it. As a result, management does not believe that the ultimate outcome of these action will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

   Other information with respect to Item 1 is included in Part I, Item 3 ("Legal Proceedings") on Page 5 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended June 30, 1994, and in Note 5 to the financial statements on Page 20 ("Contingencies") of its Annual Report to shareholders for the same year.

ITEMS 2, 3, 4 AND 5 ARE INAPPLICABLE.
- - - -------------------------------------

ITEM 6(A) EXHIBITS.
- - - -------------------

   None.

ITEM 6(B) - REPORTS ON FORM 8-K.
- - - --------------------------------

   None.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GRC INTERNATIONAL, INC.

                                    By: /s/ Jim Roth
                                        -------------------------------------
                                        Jim Roth
                                        President and Chief Executive Officer


                                    By: /s/ Philip R. Pietras
                                        -------------------------------------
                                        Philip R. Pietras
                                        Treasurer and Chief Financial Officer



February 14, 1995