Form 10-Q
period 1995-03-31
GRC INTERNATIONAL INC
filed 1995-05-15
CIK 201944

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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
                                               -----    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
     Class of Common Stock                 April 30, 1995
     ---------------------                 --------------

       $.10 PAR VALUE                     9,000,711 SHARES

================================================================================

                                   CONTENTS

                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION

A. FINANCIAL STATEMENTS

   Consolidated Condensed Statements of Income                       3

   Consolidated Condensed Balance Sheets                           4-5

   Consolidated Condensed Statements of Cash Flows                 6-7

   Notes to Consolidated Condensed Financial Statements              8

B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-10

C. PART II - OTHER INFORMATION                                      11


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

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                               MARCH 31,               MARCH 31,
                                          --------------------    -----------------
                                            1995       1994        1995       1994
                                          ---------  ---------  ----------  ---------

REVENUES                                   $35,688    $30,883     $96,995    $93,208
Cost of revenues                            29,110     24,718      78,230     74,782
                                           -------    -------     -------    -------

GROSS MARGIN                                 6,578      6,165      18,765     18,426

General, administrative, marketing,
  research and development expenses          5,143      4,742      14,617     13,378
Provision for Losses                           422          2         880        569
                                           -------    -------     -------    -------

OPERATING INCOME                             1,013      1,421       3,268      4,479

Interest income                               (113)      (109)       (334)      (398)
Interest expense                                19         18          58        195
                                           -------    -------     -------    -------

INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                                      1,107      1,512       3,544      4,682
Provision for income taxes                     ---         37         ---        202
                                           -------    -------     -------    -------

INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                           1,107      1,475       3,544      4,480
Cumulative effect of accounting change
 (Note 3)                                      ---        ---         ---      1,000
                                           -------    -------     -------    -------

NET INCOME                                 $ 1,107    $ 1,475     $ 3,544    $ 5,480
                                           =======    =======     =======    =======

INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:

Before cumulative effect of accounting
 change                                    $   .12    $   .16     $   .38    $   .48
From cumulative effect of accounting
 change                                        ---        ---         ---        .11
                                           -------    -------     -------    -------
                                           $   .12    $   .16     $   .38    $   .59
                                           =======    =======     =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES               9,378      9,454       9,399      9,394
                                           =======    =======     =======    =======

      The accompanying notes are an integral part of these statements.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                            MARCH 31,  JUNE 30,
                                              1995       1994
                                            ---------  --------
                                              (IN THOUSANDS)

CURRENT ASSETS:

 Cash and cash equivalents                    $ 1,213   $ 3,660
 Accounts receivable                           28,881    29,403
 Unbilled reimbursable costs and fees           6,782     8,366
 Inventories, at lower of cost or market        1,601     1,185
 Prepaid expenses and other                     3,883     4,950
                                              -------   -------

     Total current assets                      42,360    47,564
                                              -------   -------
PROPERTY AND EQUIPMENT,
 at cost, net of accumulated depreciation
 and amortization of $9,840 and $9,641         12,920    12,344
                                              -------   -------

OTHER ASSETS:

 Goodwill and other intangible assets, net      2,602     2,799
 Deferred software costs                        6,228     1,714
 Other                                          4,753     4,659
                                              -------   -------

     Total other assets                        13,583     9,172
                                              -------   -------

                                              $68,863   $69,080
                                              =======   =======




      The accompanying notes are an integral part of these balance sheets.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                            MARCH 31,   JUNE 30,
                                               1995       1994
                                            ----------  ---------
                                               (IN THOUSANDS)

CURRENT LIABILITIES:
 Current portion of long-term debt
     and capital leases                      $     46   $     93
 Accounts payable                               4,860      5,042
 Accrued wages and benefits                     9,519      8,988
 Accrued expenses and other                     6,325      8,380
                                             --------   --------

     Total current liabilities                 20,750     22,503
                                             --------   --------

OTHER NON-CURRENT LIABILITIES                   1,389      1,537
                                             --------   --------

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value -
     Authorized - 30,000,000 shares
     Issued - 9,299,000 shares
      and 9,152,000 shares                        930        915
 Paid-in capital                               76,756     76,363
 Accumulated deficit                          (27,117)   (30,661)
                                             --------   --------

                                               50,569     46,617
 Less:  Treasury stock, at cost; 300,000
     shares and 142,500 shares                 (3,845)    (1,577)
                                             --------   --------

         Total stockholders' equity            46,724     45,040
                                             --------   --------

                                             $ 68,863   $ 69,080
                                             ========   ========


      The accompanying notes are an integral part of these balance sheets.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                     1995        1994
                                                   -------     -------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
 Net income                                        $ 3,544     $ 5,480
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     2,377       1,928
   Provisions for losses on accounts
    receivable, unbilled reimbursable costs
    and fees                                           682         972
   Cumulative effect of accounting change               --      (1,000)
   Changes in assets and liabilities:
    Accounts receivable and unbilled
      reimbursable costs and fees                    1,674      (2,821)
    Inventory                                         (416)       (209)
    Other current assets                             1,067        (500)
    Accounts payable, accruals and
     other current liabilities                      (1,153)     (2,735)
   Other, net                                         (118)       (193)
                                                   -------     -------

NET CASH PROVIDED BY OPERATING ACTIVITIES            7,657         922
                                                   -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                               (2,556)     (2,544)
 Deferred software costs                            (4,745)       (459)
 Other, net                                            (63)       (210)
                                                   -------     -------

NET CASH USED BY INVESTING ACTIVITIES               (7,364)     (3,213)
                                                   -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                         (3,071)         --
 Payments on debt and capital lease obligations        (77)     (3,211)
 Other, net                                            408          53
                                                   -------     -------

NET CASH USED BY FINANCING ACTIVITIES               (2,740)     (3,158)
                                                   -------     -------

DECREASE IN CASH & CASH EQUIVALENTS                 (2,447)     (5,449)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,660      10,069
                                                   -------     -------

CASH & CASH EQUIVALENTS AT END OF PERIOD           $ 1,213     $ 4,620
                                                   =======     =======

       The accompanying notes are an integral part of these statements.

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                             NINE MONTHS ENDED
                                  MARCH 31,
                             -----------------
                               1995      1994
                             -------    ------
                              (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES:

  Cash transactions:
     Interest                  $ 58      $158
     Income taxes               371       366


        The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


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

              The timing and number of shares of the repurchase of the additional 200,000 shares of common stock will depend greatly on market conditions and other factors. The shares will be purchased with existing cash, short-term borrowings, future cash flows, or a combination of these factors, and may be retired or used for general corporate purposes. As of March 31, 1995, the Company has not purchased any additional shares under its repurchase program.

(3) In October 1993, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by ICN Biomedicals, Inc. (Biomedicals) and its parent company, ICN Pharmaceuticals, Inc. (Pharmaceuticals). The suit alleges fraud, negligent misrepresentation, violations of state and federal securities laws and other claims against the Company in connection with the sale of its biomedical business to Biomedicals in 1989, and seeks to recover all monies paid and damages for out-of-pocket losses, court costs and interest. The Court ordered Biomedicals to arbitrate its claims and stayed Court action pending completion of the arbitration. As ordered by the Court, Biomedicals filed for arbitration in New York in March 1994, claiming damages in the approximate amount of $100 million plus unspecified punitive damages. In September 1994, the arbiters dismissed Biomedicals' claims as time-barred. In December 1994, the arbiters ordered Biomedicals' to pay the Company the remaining amounts due under the 1989 sale agreement, with interest, and to pay the Companys legal expenses incurred in the proceeding.

         In January 1995, the Company received partial payment from Biomedicals in the amount of approximately $.4 million. In March 1995, the California court which ordered the arbitration converted the arbiters' award into a court judgment, and awarded the Company additional attorneys fees and interest for a total award of $2.7 million. Subsequent to March 31, 1995, the remaining balance of this amount was paid, so that the Company has now received, with interest and attorneys fees, all amounts due under the 1989 sale agreement. Accordingly, the Company reversed approximately
     $.2 million of its reserves relating to this matter in the third quarter.

         In April 1995, the Company filed a Motion to Dismiss the claims of Pharmaceuticals, which were still pending even though the claims of Biomedicals had been dismissed in the arbitration. A ruling is anticipated during the fourth quarter.

         Management does not believe that the remaining Pharmaceuticals claims have any merit and is vigorously contesting them. As a result, management does not believe that the ultimate outcome of this action will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   THREE AND NINE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)

   The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                                                                                  Percentage
                                              Three Months Ended      Nine Months Ended     Increase     (Decrease)
                                               3/31/95    3/31/94     3/31/95    3/31/94   Three Months   Nine Months
                                              --------   --------    --------   --------   ------------   -----------
Revenues                                      $ 35,688   $ 30,883    $ 96,995   $ 93,208          15.6%         4.1%
                                              ========   ========    ========   ========        ======       ======

Operating income                              $  1,013   $  1,421    $  3,268   $  4,479         (28.7)%      (27.0)%

Interest (income) expense, net                     (94)       (91)       (276)      (203)          3.3%        36.0%
                                              --------   --------    --------   --------        ------       ------

Income before income taxes and
  cumulative effect of accounting
  change                                         1,107      1,512       3,544      4,682         (26.8)%      (24.3)%

Provision for income taxes                         ---         37         ---        202        (100.0)%     (100.0)%
                                              --------   --------    --------   --------        ------       ------

Income before cumulative effect
  of accounting change                           1,107      1,475       3,544      4,480         (24.9)%      (20.9)%

Cumulative effect of accounting
  change                                           ---        ---         ---      1,000           N/A       (100.0)%
                                              --------   --------    --------   --------        ------       ------

Net income                                    $  1,107   $  1,475    $  3,544   $  5,480         (24.9)%      (35.3)%
                                              ========   ========    ========   ========        ======       ======


RESULTS OF OPERATIONS

   Revenues were $35.7 million for the third quarter, compared with $30.9 million for the same quarter last year. The revenue increase of $4.8 million, or 15.6%, is attributable to both normal revenue increases (revenues originating from the Company's service business) of approximately $1.6 million and increases in subcontract work (work performed by other organizations and included in the Companys revenues) of approximately $3.2 million. Revenues were $97.0 million for the first nine months of fiscal 1995, compared with $93.2 million for the same period last year. The year-to-date increase in revenues of $3.8 million, or 4.1%, is attributable entirely to subcontract work, as the Companys normal revenues were lower by $2.0 million over the same period last year.

   The $1.6 million increase in the Company's normal revenues, for the third quarter, is attributable to both increased revenues from the service business of $1.3 million and increased product sales of $.3 million. Service revenues are higher due primarily to the effect of obtaining government funding for contract services work that was completed in the prior quarter. The year-to-date $2.0 million reduction in the Company's normal revenues is attributable to both a reduction in service revenues of $1.3 million and lower product sales of $.7 million. Service revenues have been lower due to temporary delays in receiving government funding and delays in the procurement process (i.e., awarding contracts). Since funding delays are generally temporary, the Company expects to report revenues on the contract work already completed in subsequent periods. The shortfall in product sales is primarily attributable to the Company's environmental software group which has experienced lower than anticipated revenues from new license sales of its health and environmental tracking software system. The Company is evaluating its strategies regarding this unit, including the need to reengineer some of its products to address changing market requirements.

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

     As of March 31, 1995, the value of the Company's backlog (without options) approximates one year's revenues, and the value of the total backlog (with options) exceeds two years' revenues. The backlog consists of approximately 165 active contracts which vary in the period of performance from a few months to multi-year. The work to be performed on these contracts involves the following: information technology; studies and analysis; modeling and simulation; testing and evaluation; and proprietary products.

     Operating income was $1.0 million (2.8% of revenues) for the third quarter, compared with $1.4 million (4.6% of revenues) for the same quarter last year. The $.4 million decrease in operating income is attributable primarily to increased expenditures in marketing the Company's OSU(TM) network interface (Optical Service Unit) and increases in its provision for losses that are primarily due to indirect rate exposures associated with delays in government contract work. Operating income was $3.3 million (3.4% of revenues) for the first nine months of fiscal year 1995, compared with $4.5 million (4.8% of revenues) for the same period last year. The $1.2 million decrease in year-to-date operating income is attributable primarily to lower revenues (excluding subcontract work) and increased marketing and R&D expenditures.

     The Company's net interest income is not significantly different between either the comparable third quarter periods or the comparable year-to-date periods.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to finance its operations from a combination of internally generated working capital and borrowing against its available credit facilities. Management believes that the Company has adequate resources to finance its current and future operations from existing or internally generated working capital and available credit. The Company has a revolving credit agreement which entitles it to borrow up to a maximum of $10 million at the prime rate (9.0% as of March 31, 1995). As of March 31, 1995, the Company has $1.2 million of cash and cash equivalents and $10.0 million of the revolving credit agreement available to support its working capital requirements.

     During fiscal year 1995, the Company used $3.1 million in cash to complete the repurchase of 300,000 shares of its common stock. In total, the Company used $3.8 million in cash for the buyback program.

     Subsequent to March 31,1995, the Company's revolving credit arrangement was reaffirmed on an unsecured basis by Mercantile-Safe Deposit & Trust Company. The revolving credit arrangement is based on a three year term with the lender required to give 15 months prior written notice to terminate the facility. Advances under the revolving credit arrangement will accrue interest at the prime rate.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     In 1989, the Company sold its biomedical business to ICN Biomedicals, Inc. ("ICN Biomedicals") for $35.6 million in cash, $.5 million in an interest-bearing note, and stock redeemable in 1994 for $2 million. In addition, the Company was relieved of approximately $26 million of debt.

     In October 1993, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by ICN Biomedicals, Inc. ("Biomedicals") and its parent company, ICN Pharmaceuticals, Inc. ("Pharmaceuticals"). The suit alleges fraud, negligent misrepresentation, violations of state and federal securities laws and other claims against the Company in connection with the sale of its biomedical business to Biomedicals in 1989, and seeks to recover all monies paid and damages for out-of-pocket losses, court costs and interest. The Court ordered Biomedicals to arbitrate its claims and stayed Court action pending completion of the arbitration. As ordered by the Court, Biomedicals filed for arbitration in New York in March 1994, claiming damages in the approximate amount of $100 million plus unspecified punitive damages. In September 1994, the arbiters dismissed Biomedicals' claims as time-barred. In December 1994, the arbiters ordered Biomedicals' to pay the Company the remaining amounts due under the 1989 sale agreement, with interest, and to pay the Company's legal expenses incurred in the proceeding.

     In January 1995, the Company received partial payment from Biomedicals in the amount of approximately $.4 million. In March 1995, the California court which ordered the arbitration converted the arbiters' award into a court judgment, and awarded the Company additional attorneys fees and interest for a total award of $2.7 million. Subsequent to March 31, 1995, the remaining balance of this amount was paid, so that the Company has now received, with interest and attorneys fees, all amounts due under the 1989 sale agreement.

     In April 1995, the Company filed a Motion to Dismiss the claims of Pharmaceuticals, which were still pending even though the claims of Biomedicals had been dismissed in the arbitration. A ruling is anticipated during the fourth quarter.

     Management does not believe that the remaining Pharmaceuticals claims have any merit and is vigorously contesting them. As a result, management does not believe that the ultimate outcome of this action will have a material adverse effect on the consolidated financial condition or results of operations of the Company.



Items 2, 3, 4 and 5 are Inapplicable.

Item 6(a) Exhibits.

   None.

Item 6(b) - Reports on Form 8-K.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GRC INTERNATIONAL, INC.



                                    By:   /s/ Jim Roth
                                        -------------------------------
                                        Jim Roth
                                        President and Chief Executive Officer



                                    By:   /s/ Philip R. Pietras
                                       --------------------------------
                                       Philip R. Pietras
                                       Treasurer and Chief Financial Officer

May 15, 1995