Form 10-K
period 1995-06-30
GRC INTERNATIONAL INC
filed 1995-09-28
CIK 201944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)      Annual Report Pursuant to Section 13 or 15(d)
  [X]        of the Securities Exchange Act of 1934 [Fee Required]
                      For Fiscal Year Ended June 30, 1995

                                       OR

  [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                 For the Transition Period From       to
                                                -----    -----

                      Registrant, State of Incorporation,
                          Address and Telephone Number
                          ----------------------------

                            GRC INTERNATIONAL, INC.
Commission                 (a Delaware Corporation)            I.R.S. Employer
 File No.                     1900 Gallows Road               Identification No.
------------                Vienna, Virginia  22182           ------------------
  1-7517                         (703) 506-5000                    95-2131929


          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
          -------------------                    ------------------------
      Common Stock, $.10 par value               New York Stock Exchange
                                                  Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO   .
   ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of July 31, 1995, the aggregate market value of the Registrant's voting common stock held by non-affiliates was $220,889,550. As of July 31, 1995, there were 9,038,845 shares of the Registrant's $.10 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Corporation's 1995 Annual Report to Stockholders for the year ended June 30, 1995 are incorporated by reference into Parts I and II of this report.

      Portions of the Proxy Statement for the Corporation's 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement shall be filed in accordance with the rules of the Commission within 120 days after the close of the fiscal year to which this report pertains.

                                    PART I


ITEM 1.   BUSINESS
          --------

1.   GENERAL DESCRIPTION OF BUSINESS
     -------------------------------

     GRC International, Inc. (the "Company") was organized in California in 1961. Since 1974, the Company has been a Delaware corporation. The Company, headquartered in Vienna, Virginia, is an internationally recognized provider of professional and technical services to military, civil and commercial clients. As a leader in knowledge-based services and high-quality technical solutions, the Company has gained prominence for innovation in complex information technology, studies and analysis, modeling and simulation, testing and evaluation, proprietary products and telecommunications.

2.   NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     The majority of the Company's revenues are generated from professional and technical services. The Company provides a wide variety of services under cost-plus-fee, fixed price and time and materials contracts, primarily in the field of defense and national security. In general, the contracts involve the investigation and application of advanced technology and innovative management techniques to help make critical decisions and increase productivity and efficiency, primarily for defense-related agencies of the United States Government. The Company's services capabilities involve systems research and analysis, information systems, operations analysis, testing and evaluation, systems engineering, economic modeling, cost estimating, applied physics, data processing, software development, military system effectiveness, and personnel management.

     The Company has long been providing high-quality knowledge-based services and technical solutions in numerous areas of national importance. These are:

     Information technology:  The Company is involved in creating large-scale
     ----------------------
decision-support systems and software engineering environments; applying operations research and mathematical modeling to business and management systems; and implementing advanced database technology.

     The Company has expertise at creating pure open system computing environments which employ diverse technology platforms and are accessible from different security levels. These seamless information systems let customers draw useful information from virtually any type of electronic data to help them make critical decisions.

     The Company has capabilities in data collection, information management and presentation that support automated government acquisition, financial management and personnel functions. Our contract work has led to automating administrative functions to make certain documentation activities more efficient.

     The Company's extensive involvement in technology transfer and related export control issues has led to the development of DecisionVue(R) - a collection of specialized decision-support tools. Through hyper-texting and other functions, DecisionVue(R) breaks down complex technologies, such as satellites, into individual components so that the details of suitable replacement parts can be determined. DecisionVue(R) has also been used in evaluating technology transfer issues, such as whether exporting satellite or radar technologies will compromise national security; summary and comparison of research and development facilities; and analysis of space qualified components.

     Studies and analysis:  The Company provides studies and analysis
     --------------------
capabilities to help customers solve complex multidisciplinary problems involved in policy development and planning of state-of-the-art high-technology systems. The Company's technical staff has extensive experience in radar, optics, communication networks, electronics, navigation, guidance and control systems, and space and surveillance systems. In addition, we provide independent, unbiased evaluation verification, and solutions that support a cost-conscious military evaluating high technology policy development and system acquisition. As our cost and operational effectiveness analysis and micro/macro simulations define a problem, the Company works to identify the tools which will best help customers quantify, assess and mitigate risks or highlight available options.

     Modeling and simulation:  The Company has expertise in developing
     -----------------------
responsive, cost-effective driver hardware and software used in real-time testing of sensor, weapon and battlefield management command, control and communication (BM/C/3/) systems. In addition, our computer-based solutions are becoming valuable training tools. We have worked to build an interactive multimedia training module to teach pilots about different types of electronic warfare and radar systems and optical evasive tactics. Our additional high-performance, computer-aided training solutions include interactive video disk with touch screen, multiple language treatment, insitu training and workforce retraining.

     Testing and evaluation:  Intertwined with the Company's modeling and
     ----------------------
simulation capabilities are its professionals' testing and evaluation skills. The Company has an established 20-year record of working with the United States Government in conducting laboratory and field tests and evaluations of nuclear and kinetic energy weapons, hypervelocity impact effects, advanced armor and anti-armor performance and effects of space debris on operational satellites.

     In parallel with the governmental testing and evaluation support, the Company designs, manufactures and markets a line of electronically instrumented impact testing equipment for dynamic materials testing under the Dynatup(R) trademark and markets several software products. The materials testing product line, sold to industrial users for materials evaluation, includes instrumental drop tower systems and microprocessor-based automated test systems which are used to determine failure points in a wide variety of structures and materials. The Company also develops and markets hardware/software systems which utilize adaptive learning networks to perform non-destructive materials testing.

     Proprietary products:  The Company's Flow Gemini(TM) software product is a
     --------------------
comprehensive and flexible data management system with applications for occupational health information, environmental information and personnel assurance. This system is designed to manage health, environmental and personnel related data to facilitate compliance with federal and state recordkeeping and to help organizations deal effectively with problems in these areas. In addition, the Company offers two software/hardware library data systems using CD-ROM and personal computers. These are the LASERQUEST(R) system, which contains a bibliographic database and software that facilitates library cataloging, and the LASERGUIDE(R) system, which is a library patron access catalog system.

     The Company markets an AASP(TM) security product (Automated Assessment Signal Processor), which is a neural network signal processor that can be integrated into existing perimeter security systems to enhance their real-time intrusion detection capabilities. The AASP(TM) can be "trained to distinguish between perimeter sensor signals that are nuisances", such as wildlife and other environmental factors, and actual intruders penetrating a security system. The product is particularly effective at large high security installations, such as military bases, nuclear power plants, petrochemical facilities and prisons, as well as commercial and smaller installations.

     Telecommunications:  The Company has entered the fiber optics
     ------------------
telecommunications market with the introduction of its OSU(TM) Network Interface, which solves problems of network isolation, security and interoperability in the emerging new world of wide-band communications. Once integrated into a fiber optic network, the OSU(TM) will help interexchange carriers (IECs) and Regional Bell Operating companies (RBOCs) detect performance anomolies in a network rapidly and allow networks to operate securely with reduced risk of disruptions.

     In addition, a new application for the Company's technology was identifieid when an agreement was signed for the use of an OSU-derivative product in the video distribution market. This product will enable video, previously available only on cable networks, to be distributed through RBOCs. The Company believes that as fiber optic telecommunications mature, new network boundaries where the OSU(TM) can provide standard demarcation, security and interoperability features will emerge.

     As part of the Company's strategy of exporting its government products to commercial markets, it has begun the development of NetworkVUE(TM), a telecommunications network configuration and optimization analysis management system. NetworkVUE(TM), an integration of several of the Company's leading-edge technology tools for modeling, simulation and visualization, artificial intelligence and database management is designed to serve a niche market of telecommunications and Fortune 500 network operations and outsourcing firms.

     CONTRACTS
     ---------

     Contract revenues from professional and technical services, either as prime contractor or subcontractor, represented approximately 96%, 95% and 95% of the Company's total revenues from the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The Company's government contracts can fall into one of three categories: (1) cost-plus-fee, (2) fixed price, or (3) time and materials. Under a cost-plus-fee contract, the government reimburses the Company for its allowable costs and expenses and pays a fee which is either negotiated and fixed or awarded based on performance. Under a fixed price contract, the government pays an agreed upon price for the Company's services or products and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. For fiscal years 1995 and 1994, approximately 53% and 56% of the Company's professional and technical services revenues were from cost-plus-fee contracts, while approximately 47% and 44% were fixed price or time and materials type contracts, respectively.

     During fiscal year 1995, the Company's contracts were performed for a number of program offices within various defense agencies, including each of the armed services. Customers outside the field of defense and national security include other agencies of the federal government, agencies of state and local governments and private industry. Any or all of the contracts with agencies of the United States Government may be subject to termination for the convenience of the government. If a contract were to be terminated, the Company would be reimbursed for its allowable costs up to the date of the termination, and would be paid a proportionate amount of the fees attributable to the work actually performed. In addition to the normal risks found in any business, companies conducting research and analysis services for the United States Government are subject to changes in the defense budget, changing national priorities, the potential of suspension or debarment from new government business, and significant changes in contract scheduling and funding.

     COMPETITION
     -----------

     The Company encounters substantial competition in the professional and technical services area from a large number of entities, some of which are significantly larger than it in size and financial resources.

The management of the Company believes that it has a relatively small percentage of the total market. Competition comes principally from other companies and certain non-profit organizations engaged in similar aspects of research and analysis.

     Competition for the Company in the materials testing field is more limited due to a confined market and the high degree of specialization involved. Nevertheless, a number of other products used for materials testing are produced by other corporations. Sales of the Company's testing machines account for a relatively small percentage of all product sales associated with materials testing. The software market in general is highly competitive and rapidly changing, although the competition experienced by any one product or specialty application may be limited.

     RESEARCH AND DEVELOPMENT
     ------------------------

     The Company concentrates its research and development efforts on projects intended to result in technological enhancements to present products and the development of new products compatible with existing product lines. This approach reflects management's commitment to research and development activities intended to produce additional revenues in the near term. Research and development expenditures were approximately $1.1 million, $.4 million and $.7 million for 1995, 1994 and 1993, respectively.

     PATENTS, TRADEMARKS, LICENSES, COPYRIGHTS
     -----------------------------------------

     While the Company and its subsidiaries hold a number of patents, trademarks, licenses and copyrights, in the opinion of management no individual patent, trademark, license or copyright is material to the present operations of the Company as a whole.

     EMPLOYEES
     ---------

     As of June 30, 1995, the Company employed 1,290 full-time people.


ITEM 2.   PROPERTIES
          ----------

          All of the Company's operations are conducted in leased facilities. The terms of Company leases range from monthly tenancies to fifteen years, and many of these leases may be renewed for additional periods at the option of the Company. Major leased facilities are at locations in California and Virginia.

          Management believes that the Company's facilities and equipment are generally well maintained, in good operating condition, and adequate for its present operations. Management does not anticipate any material adverse effect on the Company's financial position or results of operations in connection with obtaining lease renewals or suitable alternative space for any of its facilities.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          In October 1993, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by ICN Biomedicals, Inc. ("ICN") and its parent company, ICN Pharmaceuticals, Inc. ("Pharmaceuticals"). The suit alleged fraud, negligent misrepresentation, violations of state and federal securities laws and other claims against the Company in connection with the sale of its biomedical business to ICN in 1989, and sought to recover all monies paid and damages for expenses and interest in the approximate amount of $100 million. In December 1993, the court ordered ICN to arbitrate its claims, and

ICN filed for arbitration in March 1994. In December 1994, the arbitration panel dismissed ICN's claims and ordered ICN to pay the Company the remaining amounts due under the 1989 agreement, approximately $2.7 million. In March 1995, the court confirmed the arbitration award, and ICN paid the final amounts due to the Company in April 1995. In May 1995, the court dismissed the remaining claims of Pharmaceuticals, without prejudice to Pharmaceuticals filing an action in federal court in Delaware pursuant to the forum selection clause in the 1989 agreement. In June 1995, the court denied Pharmaceuticals' motion for reconsideration of the dismissal. In August 1995, Pharmaceuticals appealed the dismissal. In September 1995, the Court of Appeal dismissed Pharmaceuticals' appeal.

          As a result of the various arbitration and court decisions, the Company was able to reverse reserves during fiscal 1995 of approximately $400,000 (credited to general, administrative, etc.) that were associated with the various ICN matters.

          In addition, during the course of the lawsuit and arbitration, ICN informed the Company of three ongoing tax inquiries of the biomedical business involving proposed tax deficiencies exceeding $1 million (including interest and penalties), which includes periods of ownership by the Company.

          Management believes that the proposed tax assessments are excessive and that ICN is responsible for a significant portion of any liabilities associated with these assessments. Management does not believe that the ultimate outcome of these actions will have a material adverse effect on the consolidated financial conditions or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matter was submitted to a vote of holders of the Company's stock in the fourth quarter of fiscal year 1995.



                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

          Information as to the markets in which the Company's common stock is traded, the high and low prices of such stock, stockholders of record and dividend policy appears on page 11 of the Company's Annual Report to Stockholders for 1995, and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

          Selected financial data appears on page 6 of the Company's Annual Report to Stockholders for 1995, and is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

          Management's discussion and analysis of results of operations and financial condition appears on pages 7 through 11 of the Company's Annual Report to Stockholders for 1995, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The Consolidated balance sheets as of June 30, 1995 and 1994 and the consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1995, together with the report of independent public accountants contained on pages 12 through 27 of the Company's Annual Report to Stockholders for 1995 are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information required by this item is hereby incorporated by reference to the Proxy Statement (to be filed).


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by this item is hereby incorporated by reference to the Proxy Statement (to be filed).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information required by this item is hereby incorporated by reference to the Proxy Statement (to be filed).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The information required by this item is hereby incorporated by reference to the Proxy Statement (to be filed).


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          (A)  EXHIBITS

               See "Index to Exhibits" hereinafter contained and incorporated herein by reference.

          (B)  SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

               The following financial information is filed herewith on the pages indicated:

                                                                          Page
                                                                          ----
Independent Auditors' Report on Supplemental
  Financial Statement Schedules                                            10

Independent Auditors' Consent                                              10

Schedules Supporting the Financial Statements:

   II Valuation and Qualifying Accounts for the
      years ended June 30, 1995, 1994 and 1993                             11

     All other schedules are omitted since they are not applicable, not required or the required information is included in the financial statements or notes thereto.

          (C)  REPORTS ON FORM 8-K

               None.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRC INTERNATIONAL INC.



Date: September 21, 1995                     By: /s/ JimRoth
      ------------------                         -------------------------------
                                                 Jim Roth
                                                 President and Chief Executive
                                                 Officer




                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip R. Pietras his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: September 21, 1995                     By: /s/ Jim Roth
      ------------------                         -------------------------------
                                                 Jim Roth
                                                 President and Chief Executive
                                                  Officer


Date: September 21, 1995                     By: /s/ Philip R. Pietras
      ------------------                         -------------------------------
                                                 Philip R. Pietras
                                                 Vice President, Treasurer and
                                                  Chief Financial Officer


Date: September 21, 1995                     By: /s/ H. Furlong Baldwin
      ------------------                         -------------------------------
                                                 H. Furlong Baldwin, Director

Date: September 21, 1995                     By: /s/ Leslie B. Disharoon
      ------------------                         -------------------------------
                                                 Leslie B. Disharoon, Director

Date: September 21, 1995                     By: /s/ Charles H.P. Duell
      ------------------                         -------------------------------
                                                 Charles H.P. Duell, Director


Date: September 21, 1995                     By: /s/ Edward C. Meyer
      ------------------                         -------------------------------
                                                 Edward C. Meyer, Chairman
                                                  of the Board


Date:  September 21, 1995                    By: /s/ George R. Packard
       ------------------                        -------------------------------
                                                 George R. Packard, Director


Date: September 21, 1995                     By: /s/ Herbert Rabin
      ------------------                         -------------------------------
                                                 Herbert Rabin, Director


Date: September 21, 1995                     By: /s/ Harris W. Seed
      ------------------                         -------------------------------
                                                 Harris W. Seed, Director
                                                  and Assistant Secretary


Date: September 21, 1995                     By: /s/Joseph R. Wright, Jr.
      ------------------                         -------------------------------
                                                 Joseph R. Wright, Jr., Director

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
                                      ON
                                      --
                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
                  ------------------------------------------


To the Stockholders of GRC International, Inc.:

     We have audited the consolidated financial statements of GRC International, Inc. and subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 11, 1995, except as to the fourth paragraph of Note 5, as to which the date is September 14, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of GRC International, Inc. listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
McLean, Virginia
August 11, 1995, except as to the fourth paragraph of Note 5, as to which the date is September 14, 1995


                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

          We consent to the incorporation by reference in Registration Statements No. 33-1046, 33-39512, 33-39513, 33-52536, 33-52538, 33-87981 and
33-87982 of GRC International, Inc. on Form S-8 of our reports dated August 11, 1995, except as to the fourth paragraph of Note 5, as to which the date is September 14, 1995, appearing in and incorporated by reference in this Annual Report on Form 10-K of GRC International, Inc. for the year ended June 30, 1995.


DELOITTE & TOUCHE LLP
McLean, Virginia
September 21, 1995

                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                   ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
                                (IN THOUSANDS)

                                                                  ADDITIONS
                                                           -------------------------

                                            BALANCE AT      CHARGED TO    CHARGED      DEDUCTIONS    BALANCE
                                            BEGINNING       COSTS AND     TO OTHER        FROM      AT END OF
DESCRIPTION                                 OF PERIOD       EXPENSES      ACCOUNTS      RESERVES     PERIOD
-----------                                 ---------       --------      --------      --------     ------
                                                                           /(A)/         /(B)/

YEAR ENDED JUNE 30, 1995

Reserves for uncollectible receivables -
 Deducted from accounts receivable              $   64      $    3        $   ---      $   (51)     $   16
 Deducted from unbilled reimbursable
  costs and fees                                 3,606       1,051           (197)        (639)      3,821
                                                ------      ------        -------      -------      ------

                                                $3,670      $1,054        $  (197)     $  (690)     $3,837
                                                ======      ======        =======      =======      ======

YEAR ENDED JUNE 30, 1994

Reserves for uncollectible receivables -
 Deducted from accounts receivable              $   75      $    3        $   ---          (14)     $   64
 Deducted from unbilled reimbursable
  costs and fees                                 4,509         794             (6)      (1,691)      3,606
                                                ------      ------        -------      -------      ------

                                                $4,584      $  797        $    (6)     $(1,705)     $3,670
                                                ======      ======        =======      =======      ======

YEAR ENDED JUNE 30, 1993

Reserves for uncollectible receivables -
 Deducted from accounts receivable              $   54      $   57        $   ---      $   (36)     $   75
 Deducted from unbilled reimbursable
  costs and fees                                 3,705         352            670         (218)      4,509
                                                ------      ------        -------      -------      ------

                                                $3,759      $  409        $   670      $  (254)     $4,584
                                                ======      ======        =======      =======      ======



       /(A)/ Reductions of revenue for potentially nonrecoverable costs. /(B)/ Write off of uncollectible accounts and cost against reserves, net of recoveries.

                               INDEX TO EXHIBITS

                 (EXHIBIT NUMBERS CORRESPOND TO EXHIBIT TABLE,
                           REGULATION S-K, ITEM 601)

EXHIBIT
NUMBER                                                                     PAGE
------                                                                     ----

3.1            Restated Certificate of incorporation
               (incorporated by reference to Exhibit 3.1 to the 1994 Form 10-K).

3.2            Bylaws.                                                     ___

10.1*          1985 Employee Stock Option
               Plan.                                                       ___

10.2*          1994 Employee Option Plan.                                  ___

10.3*          Director's Fee Replacement Plan.                            ___

10.4*          Cash Compensation Replacement Plan.                         ___

10.5*          Directors Phantom Stock Plan.                               ___

10.6*          Directors Retirement Plan.                                  ___

10.7*          Incentive Compensation Plan.                                ___

10.8           Revolving Credit and Term Loan Agreement, with
               Exhibits, with Mercantile-Safe Deposit & Trust
               Company, dated as of July 30, 1990 (incorporated by reference to Exhibit 10.5 to the 1990 Form
               10-K).

10.9           First Amendment dated May 28, 1992 to Revolving
               Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.6 to the 1992 Form 10-K)

10.10          Lease Agreement dated as of June 30, 1989, with
               Exhibits, between the Company and Centennial lll
               Limited Partnership (incorporated by reference to Exhibit 10.17 to the 1989 Form 10-K).

10.11 Lease Amendment No. 1, with Exhibits, to lease between the Company and Richmond Land Corporation
               (as successor to Centennial lll Limited
               Partnership)(incorporated by reference to Exhibit
               10.12 to the 1994 Form 10-K).

10.12 Lease Amendments Nos. 2, 3, 4 and 5 to Lease between the Company and Centennial lll Limited
               Partnership)(incorporated by referenced to Exhibit
               10.12 to the 1994 Form 10-K).

10.13          Lease Amendment No. 6 to lease between the Company
               and Richmond Land Corporation (as successor to
               Centennial lll Limited Partnership).                        ___

10.14          Amended and restated Rights Agreement dated June
               30, 1995 between the Company and the American
               Stock Transfer & Trust Company.                             ___

10.15*         Employment Agreement dated as of July 23, 1992 between the
               Company and Jim Roth, as amended (incorporated by reference to Exhibit 10.14 to the 1994 form 10-k)

10.16*         Form of Employment Agreement dated as July 1, 1995 between the
               Company and Jim Roth.                                                __

10.17*         Note dated July 9, 1992, and Deed of Trust dated as of August 11,
               1993, by and between the Company and Jim Roth (incorporated by reference to Exhibit 10.25 t the 1994 Form 10-k)

10.18*         Form of Employment Agreement between the Company and James P.
               McCoy, Thomas E. Maultsby, Thomas E. McCabe and Joseph J. Eash
               III                                                                  __

10.19          Purchase and Sale Agreement and Joint Escrow Instructions between
               General Research Corporation and Bermant Development Company.        __

10.20          First Amendment to Purchase and Sale Agreement and Joint Escrow
               Instructions between General Research Corporation and Bermant
               Development company.                                                 __

10.21          Building Lease between GRC International, Inc. and Bermant
               Development Company.                                                 __

10.22          Interim Lease between GRC International, Inc. and Bermant
               Development Company.                                                 __

13             The Company's Annual Report to Shareholders for the year ended
               June 30, 1995:                                                       __

                      Section
                      -------
               Report Of Independent Public
                Accountants on Financial Statements
               Financial Statements
               Consolidated -
                  Statements of Income
                  Balance Sheets
                  Statements of Cash Flows
                  Statements of Stockholders'
                      Equity
                  Notes to Financial Statements

               Supplemental Data:
                  Quarterly Results of Operations

21             Subsidiaries of the Registrant.

23             Consent of Deloitte & Touche LLP (included on page 11
                  of Form 10-K)                                                     __

24             Powers of Attorney (included as a part of signature pages).

27             Financial Data Schedule

* Indicates management contract or compensatory plan.