Form 10-K/A
period 1995-06-30
GRC INTERNATIONAL INC
filed 1995-10-06
CIK 201944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                  FORM 10-K/A

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For Fiscal Year Ended June 30, 1995

                                AMENDMENT NO. 1

                            GRC International, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995 (the "Form 10-K") as set forth in the pages attached hereto:

Exhibit 13: The Company's Annual Report to shareholders for the year ended June 30, 1995.

The exhibit was amended in order to replace a missing statement and to correct two minor typographical errors that resulted during the EDGAR conversion process.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.

                                       GRC INTERNATIONAL, INC.



Date:  October 6, 1995                 By:/s/Philip R. Pietras
                                          --------------------------------------
                                          Philip R. Pietras
                                          Vice President, Treasurer & Chief
                                            Financial Officer