Form 10-Q
period 1995-09-30
GRC INTERNATIONAL INC
filed 1995-11-13
CIK 201944

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                      Registrant, State of Incorporation,
                          Address and Telephone Number
                         -----------------------------

                            GRC INTERNATIONAL, INC.
                            (A DELAWARE CORPORATION)
                               1900 GALLOWS ROAD
                            VIENNA, VIRGINIA  22182
                                 (703) 506-5000
      Commission                                          I.R.S. Employer
        File No.                                         Identification No.
     ------------                                        ------------------

        1-7517                                               95-2131929

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
    Class of Common Stock                               October 31, 1995
    ---------------------                               ----------------

       $.10 PAR VALUE                                   9,132,514 SHARES

===============================================================================

                                 CONTENTS

                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

A. FINANCIAL STATEMENTS

   Consolidated Statements of Income                                      3

   Consolidated Condensed Balance Sheets                                 4-5

   Consolidated Statements of Cash Flows                                 6-7

   Notes to Consolidated Condensed Financial Statements                   8

B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9-10

C. PART II - OTHER INFORMATION                                            11

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

                            GRC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                        ------------------
                                         1995       1994
                                        -------    -------
REVENUES                                $32,686    $31,494

Cost of revenues                         26,986     25,431
                                        -------    -------

GROSS MARGIN                              5,700      6,063

General, administrative, marketing,
   research and development expenses      4,868      4,536

Provision for losses                        264        175
                                        -------    -------

OPERATING INCOME                            568      1,352

Interest income                              76        160
Interest expense                            (13)        (5)
                                        -------    -------

INCOME BEFORE INCOME TAXES                  631      1,507

Provision for income taxes                  --         --
                                        -------    -------

NET INCOME                              $   631    $ 1,507
                                        =======    =======

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                      $   .07    $   .16
                                        =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES           9,505      9,419
                                        =======    =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                            SEPTEMBER 30,   JUNE 30,
                                                1995          1995
                                            -------------   --------
                                                 (IN THOUSANDS)
CURRENT ASSETS:

  Cash and cash equivalents                     $    21      $ 2,679
  Accounts receivable                            31,024       32,419
  Unbilled reimbursable costs and fees            6,910        5,662
  Inventories, at lower of cost or market         1,597        1,600
  Other receivables                                 933        1,160
  Prepaid expenses and other                      1,219          918
                                                -------      -------

     Total current assets                        41,704       44,438
                                                -------      -------
PROPERTY AND EQUIPMENT,
  at cost, net of accumulated depreciation
  and amortization of $8,409 and $7,773          10,676       10,332
                                                -------      -------

OTHER ASSETS:

  Goodwill and other intangible assets, net       2,568        2,555
  Deferred software costs, net                   10,640        8,344
  Deferred income taxes                           2,561        2,561
  Deposits and other                              5,894        5,479
                                                -------      -------

     Total other assets                          21,663       18,939
                                                -------      -------

                                                $74,043      $73.709
                                                =======      =======

     The accompanying notes are an integral part of these balance sheets.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                            SEPTEMBER 30,   JUNE 30,
                                                1995          1995
                                            -------------   --------
                                                 (IN THOUSANDS)
CURRENT LIABILITIES:
 Accounts payable                              $  6,955     $  7,774
 Accrued compensation and benefits               10,892       11,960
 Deferred income taxes                            1,561        1,561
 Accrued expenses                                 1,962        2,564
 Other current liabilities                          212          201
                                               --------     --------

      Total current liabilities                  21,582       24,060
                                               --------     --------

LONG-TERM DEBT                                    2,350          --
                                               --------     --------

OTHER NON-CURRENT LIABILITIES                     1,373        1,381
                                               --------     --------

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value -
    Authorized - 30,000,000 shares
    Issued - 9,428,000 shares
    and 9,325,000 shares                            943          932
 Paid-in capital                                 76,640       76,812
 Accumulated deficit                            (25,000)     (25,631)
                                               --------     --------

                                                 52,583       52,113
 Less: Treasury stock, at cost;
    300,000 shares                               (3,845)      (3,845)
                                               --------     --------

      Total stockholders' equity                 48,738       48,268
                                               --------     --------
                                               $ 74,043     $ 73,709
                                               ========     ========

     The accompanying notes are an integral part of these balance sheets.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           ------------------
                                                             1995      1994
                                                           -------    -------
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
 Net income                                                 $   631   $ 1,507
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                770       780
   Provisions for losses on accounts
    receivable, unbilled reimbursable costs
    and fees, and inventory                                     320        27
   Changes in assets and liabilities:
    Accounts receivable and unbilled
      reimbursable costs and fees                              (173)      927
    Inventory                                                     3      (179)
    Other current assets                                       (301)       41
    Accounts payable, accruals and
     other current liabilities                               (2,486)   (2,314)
   Other, net                                                    46        (9)
                                                            -------   -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (1,190)      780
                                                            -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (1,057)   (1,275)
 Deferred software costs                                     (2,342)     (777)
 Other, net                                                    (258)     (164)
                                                            -------   -------

NET CASH USED BY INVESTING ACTIVITIES                        (3,657)   (2,216)
                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of Treasury stock                                     --     (1,461)
 New financing                                                2,350       500
 Other, net                                                    (161)       87
                                                            -------   -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              2,189      (874)
                                                            -------   -------

DECREASE IN CASH & CASH EQUIVALENTS                          (2,658)   (2,310)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,679     3,660
                                                            -------   -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                    $    21   $ 1,350
                                                            =======   =======


       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                           ------------------
                                             1995      1994
                                           -------    -------
                                             (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES:

  Cash transactions:

  Interest paid                              $  14     $   5

  Income taxes paid                             19        30



       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

(1) The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(2) In December 1994, the Company announced that it had completed the previously authorized repurchase of 300,000 shares of its common stock, at a cost of $3,845,000, and that its Board of directors authorized the repurchase of up to 200,000 additional shares of its common stock in the open market or in private transactions.

     The timing and number of shares of the repurchase of the additional 200,000 shares of common stock will depend greatly on market conditions and other factors. The shares will be purchased with existing cash, short-term borrowings, future cash flows, or a combination of these factors, and may be retired or used for general corporate purposes. As of September 30, 1995, the Company has not purchased any additional shares under its repurchase program.

                            GRC INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

    The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                                       Percentage
                                  Three Months Ended    Increase
                                   9/30/95  9/30/94    (Decrease)
                                  --------  --------   ----------

Revenues                          $ 32,686  $ 31,494        3.8%
                                  ========  ========

Operating income                  $    568  $  1,352     (58.0)%

Interest income (expense), net          63       155     (59.4)%
                                  --------  --------

Income before income taxes             631     1,507     (58.1)%

Provision for income taxes               0         0        --
                                  --------  --------

Net income                        $    631  $  1,507     (58.1)%
                                  ========  ========

RESULTS OF OPERATIONS
---------------------

    Revenues were $32.7 million for the first quarter, compared with $31.5 million for the same quarter last year. The revenue increase of $1.2 million or 3.8% is attributable entirely to an increase in service revenues associated with subcontract work (work performed by other organizations and included in the Company's revenues). The Company typically does not earn a fee on subcontract revenues. Product sales were only slightly higher between periods.

    Cost of revenues were $27.0 million, compared with $25.4 million for the same quarter last year. The increase of $1.6 million or 6.1% is attributable entirely to the increase in subcontract revenues. The cost of product sales was slightly lower for the quarter, compared with the same quarter last year. Gross Margin was $5.7 million or 17.4% of revenues, compared with $6.1 million or 19.3% of revenues for the same quarter last year. The decrease of $.4 million in gross margin is attributable to the increase in subcontract work, for which the Company typically does not earn any fee. If subcontract work were excluded from the Company's financial results, service revenues would have been lower, but gross margin percentage would have been higher. Gross margin contribution from service revenues, without subcontract work, would have been 21.3% for the quarter, compared with 20.7% for the same quarter last year.

    Operating income was $.6 million or 1.7% of revenues for the quarter, compared with $1.4 million or 4.3% of revenues for the same quarter last year. The $.8 million decrease in operating income for the quarter is attributable to the increase in subcontract work, increased sales and marketing expense and an increase in the loss provision.

    The Company's net interest income continues to be not significant to the comparable quarters.

    Income taxes continue to be insignificant to the operating results, since the Company can utilize its net operating loss carryforward to shelter its income from tax.

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

          As of September 30, 1995, the value of the Company's backlog (without options) approximates one year's revenues, and the value of the total backlog (with options) approximates two years' revenues. The backlog consists of approximately 178 active contracts which vary in the period of performance from a few months to multi-year. The work to be performed on these contracts involves the following: information technology; studies and analysis; modeling and simulation; and testing and evaluation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company has been able to finance its operations from a combination of internally generated working capital and borrowing against its available credit facilities. Management believes that the Company has adequate revenues to finance its current and future operations from existing or internally generated working capital and available credit. The Company has a revolving credit agreement which entitles it to borrow up to a maximum of $20 million at the prime rate (8.75% as of September 30, 1995). The agreement is based on a three year term, but will automatically be renewed for successive, one-year terms unless the bank delivers written notice of non-renewal at least 15 months prior to the end of any subsequent renewal period. There is $17.5 million of the credit agreement available as of September 30, 1995.

    During the first quarter of fiscal year 1996, the Company increased its deferred software costs by a net $2.3 million, resulting in a balance at September 30, 1995 of approximately $10.3 million. The Company capitalizes internal software costs incurred for products to be sold only after technological feasibility has been established. The majority of the deferred software costs relates to the Company's efforts associated with its OSU(TM) Network Interface, a telecommunications product.

    During fiscal year 1996, the Company will continue to increase its deferred software costs associated with its OSO(TM) Network Interface, a telecommunications product, and its Network VUE(TM), network design and optimization system. The Company intends to finance the deferred software costs with internally generated working capital and borrowings against its available credit facilities.

    As of September 30, 1995, the Company has $.021 million of cash and cash equivalents available to support its working capital requirements.

                          PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are Inapplicable.
-------------------------------------

Item 4 - Results of Votes of Security Holders.
----------------------------------------------

On November 2, 1995 the Annual Meeting of Shareholders was held. The shareholders re-elected 3 current directors as follows:

    Director                  For     Withheld  Broker Nonvotes
    ---------------------  ---------  --------  ---------------

    Leslie B. Disharoon    8,258,640    16,040       862,378

    Edward C. Meyer        8,254,740    16,640       865,678

    Jim Roth               8,254,899    16,081       866,078

The shareholders ratified the selection of Deloitte & Touche as independent public accountants for the fiscal year ending June 30, 1996 as follows:

    For           Against        Abstain       Broker Nonvotes
    ---           -------        -------       ---------------

    8,227,889      7,310          39,481            862,378

Item 6(a) Exhibits.
-------------------

None.

Item 6(b) - Reports on Form 8-K.
--------------------------------

On July 10, 1995, the Company filed a Report on Form 8-K reporting the amendment of its Shareholder Rights Plan.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GRC INTERNATIONAL, INC.

                               By: /s/ Philip R. Pietras
                                   ------------------------------------------
                                   Philip R. Pietras
                                   Vice President, Treasurer, Chief Financial
                                   Officer & Chief Accounting Officer

November 13, 1995