Form 10-Q
period 1995-12-31
GRC INTERNATIONAL INC
filed 1996-02-14
CIK 201944

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

               For the quarterly period ended December 31, 1995

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ...... to ......


                      Registrant, State of Incorporation,
                         Address and Telephone Number
                         ----------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO ______.
                                              -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
     Class of Common Stock                                 January 31, 1996
     ---------------------                                 ----------------

         $.10 PAR VALUE                                    9,209,893 SHARES

================================================================================

                                   CONTENTS

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

A.  FINANCIAL STATEMENTS

    Consolidated Condensed Statements of Income                       3

    Consolidated Condensed Balance Sheets                            4-5

    Consolidated Condensed Statements of Cash Flows                  6-7

    Notes to Consolidated Condensed Financial Statements              8

B.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9-11


C.  PART II - OTHER INFORMATION                                       11


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

                            GRC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                            ------------          ------------

                                           1995       1994       1995       1994
                                           ----       ----       ----       ----
REVENUES                                $28,268    $29,813    $60,954    $61,307

Cost of revenues                         23,271     23,689     50,257     49,120
                                        -------    -------    -------    -------

GROSS MARGIN                              4,997      6,124     10,697     12,187

General, administrative, marketing,
  research and development expenses       4,879      4,938      9,747      9,474
Provision for losses                        353        283        617        458
                                        -------    -------    -------    -------

OPERATING INCOME (LOSS)                    (235)       903        333      2,255

Interest income                              86         61        162        221
Interest expense                           (169)       (34)      (182)       (39)
                                        -------    -------    -------    -------

INCOME (LOSS) BEFORE INCOME TAXES          (318)       930        313      2,437

Provision for income taxes                  ---        ---        ---        ---
                                        -------    -------    -------    -------

NET INCOME (LOSS)                       $  (318)   $   930    $   313    $ 2,437
                                        =======    =======    =======    =======

INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                      $  (.03)   $   .10    $   .03    $   .26
                                        =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES            9,150      9,401      9,327      9,410
                                        =======    =======    =======    =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                        DECEMBER 31,   JUNE 30,
                                                            1995         1995
                                                        ------------   ---------
                                                             (IN THOUSANDS)
CURRENT ASSETS:

 Cash and cash equivalents                                 $ 1,014      $ 2,679
 Accounts receivable                                        27,904       32,419
 Unbilled reimbursable costs and fees                        6,595        5,662
 Inventories, at lower of cost or market                     2,464        1,600
 Other receivables                                           2,497        1,160
 Prepaid expenses and other                                  2,082          918
                                                           -------      -------

     Total current assets                                   42,556       44,438
                                                           -------      -------

PROPERTY AND EQUIPMENT,
 at cost, net of accumulated depreciation
 and amortization of $8,292 and $7,773                      10,921       10,332
                                                           -------      -------


OTHER ASSETS:

 Goodwill and other intangible assets, net                   2,450        2,555
 Deferred software costs, net                               17,898        8,344
 Deferred income taxes                                       2,561        2,561
 Notes receivable and other                                  4,187        5,479
                                                           -------      -------

     Total other assets                                     27,096       18,939
                                                           -------      -------

                                                           $80,573      $73,709
                                                           =======      =======

     The accompanying notes are an integral part of these balance sheets.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       DECEMBER 31,    JUNE 30,
                                                           1995          1995
                                                       -------------   ---------
                                                             (IN THOUSANDS)
CURRENT LIABILITIES:
 Accounts payable                                         $ 3,550       $ 7,774
 Accrued compensation and benefits                         11,823        11,960
 Deferred income taxes                                      1,561         1,561
 Accrued expenses                                           1,804         2,564
 Other current liabilities                                    870           201
                                                          -------       -------

     Total current liabilities                             19,608        24,060
                                                          -------       -------

LONG-TERM DEBT                                             10,300           ---
                                                          -------       -------

OTHER NON-CURRENT LIABILITIES                               2,534         1,381
                                                          -------       -------

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value -
     Authorized - 30,000,000 shares
     Issued - 9,476,000 shares
     and 9,325,000 shares                                     947           932
 Paid-in capital                                           76,347        76,812
 Accumulated deficit                                      (25,318)      (25,631)
                                                          -------       -------

                                                           51,976        52,113

 Less:  Treasury stock, at cost; 300,000 shares            (3,845)       (3,845)
                                                          -------       -------

          Total stockholders' equity                       48,131        48,268
                                                          -------       -------

                                                          $80,573       $73,709
                                                          =======       =======

     The accompanying notes are an integral part of these balance sheets.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                               ----------------
                                                                1995       1994
                                                               -----      -----
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
  Net income                                                   $   313  $ 2,437
  Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                           1,774    1,552
         Provisions for losses on accounts
          receivable, and unbilled reimbursable costs
          and fees                                                 722      222
         Changes in assets and liabilities:
          Accounts receivable and unbilled
            reimbursable costs and fees                          2,860   (4,303)
          Inventory                                               (864)    (447)
          Other current assets                                  (1,164)     223
          Accounts payable, accruals and
           other current liabilities                            (5,016)  (1,273)
         Other, net                                                 21      (19)
                                                               -------  -------

NET CASH USED BY OPERATING ACTIVITIES                           (1,354)  (1,608)
                                                               -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (2,065)  (2,052)
  Deferred software costs (including asset acquisition,
     see Note 3)                                                (8,010)  (2,188)
  Other, net                                                       (61)    (261)
                                                               -------  -------

NET CASH USED BY INVESTING ACTIVITIES                          (10,136)  (4,501)
                                                               -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury stock                                       ---   (3,071)
  New financing                                                 10,300    5,490
  Other, net                                                      (475)     182
                                                               -------  -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,825    2,601
                                                               -------  -------

DECREASE IN CASH & CASH EQUIVALENTS                             (1,665)  (3,508)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,679    3,660
                                                               -------  -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                       $ 1,014  $   152
                                                               =======  =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                               ----------------
                                                                1995       1994
                                                               -----      -----
                                                                (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES:

   Cash transactions:

   Interest                                                    $   156  $    12

   Income taxes                                                     25       43

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                            -----------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                          DECEMBER 31, 1995 AND 1994
                          --------------------------
                                  (UNAUDITED)


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

     The timing and number of shares of the repurchase of the additional 200,000 shares of common stock will depend greatly on market conditions and other factors. The shares will be purchased with existing cash, short-term borrowings, future cash flows, or a combination of these factors, and may be retired or used for general corporate purposes. As of December 31, 1995, the Company has not purchased any additional shares under its repurchase program.

(3) In November 1995, the Company acquired the rights to the operating software of Quintessential Solutions Inc. (QSI) at a cost of approximately $3.9 million. This software will be incorporated into the Company's NetworkVUE(TM) product and as such it has been accounted for as deferred software costs. In accordance with the purchase agreement, payments with a net present value of $1.7 million have been deferred until future periods.

(4) The Company has a revolving credit and term loan agreement, secured by a lien on all of the Company's assets. The revolving credit arrangement entitles it to borrow up to a maximum of $15 million at the prime rate (8.50% as of December 31, 1995). The revolving credit arrangement is based on a three year term, but will automatically be renewed for successive, one-year terms, unless the bank delivers written notice of non-renewal at least fifteen months prior to the end of any subsequent renewal period. The term loan arrangement enables the Company to borrow up to $5 million for acquisitions and other special purposes, also at the prime rate.

                            GRC INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)



     The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                                                                             Percentage
                                       Three Months Ended      Six Months Ended          Increase (Decrease)

                                      12/31/95    12/31/94   12/31/95    12/31/94     Three Months    Six Months
                                      --------    --------   --------    --------     ------------    ----------
Revenues                             $28,268     $29,813    $60,954     $61,307             (5.2)%         (.6)%
                                     =======     =======    =======     =======

Operating income (loss)              $  (235)    $   903    $   333     $ 2,255           (126.0)        (85.2)

Interest income (expense), net           (83)         27        (20)        182           (407.4)       (111.0)
                                     -------     -------    -------     -------

Income (loss) before income taxes       (318)        930        313       2,437           (134.2)        (87.2)

Provision for income taxes               ---         ---        ---         ---              N.A.          N.A.
                                     -------     -------    -------     -------

Net income (loss)                    $  (318)    $   930    $   313     $ 2,437           (134.2)        (87.2)
                                     =======     =======    =======     =======

RESULTS OF OPERATIONS
---------------------

     Revenues were $28.3 million for the second quarter, compared with $29.8 million for the same quarter last fiscal year. The revenue decrease of $1.5 million or 5.2% is attributable primarily to the service revenues associated with subcontract work (work performed by other organizations and included in the Company's revenues). The Company typically does not earn a fee on subcontract revenues. Product sales were higher by approximately $1.4 million between the comparable periods. Revenues were $61 million for the first six months of fiscal 1996, compared with $61.3 million for the same period last year. The revenue decrease of $.3 million or 0.6% is not significant. The revenues generated from the Company's professional services business remained relatively flat between the comparable periods.

     Cost of revenues were $23.3 million for the second quarter, compared with $23.7 million for the same quarter last year. The decrease of $.4 million or 1.8% is attributable to a decrease of $1.6 million from the professional services business offset by an increase of $1.2 million from product sales. The increase in the cost of product sales for the second quarter is the result of higher product sales. Cost of revenues were $50.3 million for the first six months of fiscal 1996, compared with $49.1 million for the same period last year. The increase of $1.2 million or 2.3% is attributable to both the increase in subcontract revenues and the increase in the cost of product sales. Gross margin was $5 million or 17.7% of revenues for the second quarter, compared with $6.1 million or 20.5% of revenues for the same quarter last year. Gross margin was $10.7 million or 17.5% of revenues for the first six months of fiscal 1996, compared with $12.2 million or 19.9% of revenues for the same period last year. The decrease of $1.1 million for the quarter and $1.5 million for the first six months is attributable to the change in the mix of revenues between comparable periods. Subcontract revenues, for which the Company typically does not earn any fee, were lower for the second quarter, but were higher for the first six months. If subcontract work were excluded from the Company's financial results, professional services revenues would have been slightly lower for both the quarter and the first six months.

     For the second quarter of fiscal 1996, the Company had an operating loss of $0.2 million, compared with an operating income of $0.9 million for the same period last year. Operating income was $0.3 million for the first six months of fiscal 1996, compared with $2.3 million for the same period last year. Included in the operating income for the first quarter of fiscal 1996, was a beneficial $0.2 million reserve reversal, which was credited against the general, administrative, marketing, research and development expenses. The $1.1 million decrease in operating income for the quarter and the $2.0 million decrease for the first six months is attributable to the impact of subcontract work, increased sales and marketing expenses of approximately $0.6 million for the quarter and $0.9 million for the first six months, and an increase in the loss provision.

     The Company's net interest expense for both quarters and the first six months is the result of the borrowings used to support the commercial investment activities.

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

     As of December 31, 1995, the value of the Company's backlog (without options) approximates one year's revenues, and the value of the total backlog (with options) approximates two years' revenues. The backlog consists of approximately 160 active contracts which vary in the period of performance from a few months to multi-year. The work to be performed on these contracts involves the following: information technology; studies and analysis; modeling and simulation; and testing and evaluation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has been able to finance its operations from a combination of internally generated working capital and borrowing against its available credit facilities. Management believes that the Company has adequate revenues to finance its current and future operations from existing or internally generated working capital and available credit. The Company has a revolving credit agreement and a term loan agreement, secured by a lien on all of the Company's assets. The revolving credit arrangement entitles it to borrow up to a maximum of $15 million at the prime rate (8.50% as of December 31, 1995). The agreement is based on a three year term, but will automatically be renewed for successive, one-year terms unless the bank delivers written notice of non-renewal at least 15 months prior to the end of any subsequent renewal period. There is $6.9 million available under the revolving credit arrangement as of December 31, 1995. The term loan arrangement enables the Company to borrow up to $5 million for acquisitions or other special purposes, also at the prime rate. Under the term loan arrangement, there is $2.8 million available as of December 31, 1995.

     During the first half of fiscal year 1996, the Company increased its deferred software costs by a net $9.6 million, resulting in a balance at December 31, 1995 of approximately $17.9 million. The Company capitalizes internal software costs incurred for products to be sold only after technological feasibility has been established. The majority of the deferred software costs relates to the Company's efforts associated with its OSU(TM) Network Interface telecommunications product and its NetworkVUE(TM) telecommunications software. In November 1995, the Company acquired the rights to the operating software of Quintessential Solutions Inc. (QSI) at a cost of approximately $3.9 million. This software will be incorporated into the Company's NetworkVUE(TM) product and as such it has been accounted for as deferred software costs. In accordance with the purchase agreement, payments with a net present value of $1.7 million have been deferred until future periods.

     During fiscal year 1996, the Company will continue to increase its deferred software costs associated with its OSU(TM) Network Interface telecommunications product and its NetworkVUE(TM) telecommunications software. The Company intends to finance the deferred software costs with internally generated working capital and borrowings against its available credit facilities.

     As of December 31, 1995, the Company has $1.0 million of cash and cash equivalents available to support its working capital requirements.


                          PART II - OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5 ARE INAPPLICABLE.
----------------------------------------

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







February 14, 1996