Form 10-Q
period 1996-04-30
GRC INTERNATIONAL INC
filed 1996-05-15
CIK 201944

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

                 For the quarterly period ended March 31, 1996

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

                            GRC INTERNATIONAL, INC.
                           (A DELAWARE CORPORATION)
                               1900 GALLOWS ROAD
                            VIENNA, VIRGINIA  22182
                                (703) 506-5000
Commission                                                     I.R.S. Employer
 File No.                                                     Identification No.
- ----------                                                  ------------------

    1-7517                                                        95-2131929


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO _____.
                                               -----


     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                                             Outstanding at
Class of Common Stock                                        April 30, 1996
- ---------------------                                        --------------

  $.10 PAR VALUE                                            9,222,223 SHARES

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

                            GRC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                  -------------------      ------------------
                                                   1996         1995        1996       1995
                                                  -------     -------      -------    -------
REVENUES                                          $28,981     $35,688      $ 89,935   $96,995

Cost of revenues                                   23,907      29,110        74,164    78,230
                                                  -------     -------      --------   -------

GROSS MARGIN                                        5,074       6,578        15,771    18,765

General, administrative, marketing,
  research and development expenses                 5,742       5,143       15, 489    14,617
Provision for Losses                                  437         422         1,054       880
                                                  -------     -------      --------   -------

OPERATING INCOME (LOSS)                            (1,105)      1,013          (772)    3,268

Interest income                                        93         113           255       334
Interest expense                                     (288)        (19)         (470)      (58)
                                                  -------     -------      --------   -------

INCOME (LOSS) BEFORE INCOME TAXES                  (1,300)      1,107          (987)    3,544

Provision for income taxes                            ---         ---           ---       ---
                                                  -------     -------      --------   -------

NET INCOME (LOSS)                                 $(1,300)    $ 1,107      $   (987)  $ 3,544
                                                  =======     =======      ========   =======

INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                           $(.14)       $.12         $(.11)  $   .38
                                                  =======     =======      ========   =======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES                     9,209       9,378         9,288     9,399
                                                  =======     =======      ========   =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                          MARCH 31,     JUNE 30,
                                                            1996          1995
                                                          ---------     --------
                                                               (IN THOUSANDS)
CURRENT ASSETS:

 Cash and cash equivalents                                $     92      $  2,679
 Accounts receivable                                        26,831        32,419
 Unbilled reimbursable costs and fees                        5,728         5,662
 Inventories, at lower of cost or market                     3,316         1,600
 Other receivable                                            1,097         1,160
 Prepaid expenses and other                                  2,264           918
                                                          --------      --------

     Total current assets                                   39,328        44,438
                                                          --------      --------

PROPERTY AND EQUIPMENT,
 at cost, net of accumulated depreciation
 and amortization of $8,933 and $7,773                      11,376        10,332
                                                          --------      --------

OTHER ASSETS:

 Goodwill and other intangible assets, net                   2,400         2,555
 Deferred software costs, net                               22,115         8,344
 Deferred income taxes                                       2,561         2,561
 Notes receivable and other                                  4,183         5,479
                                                          --------      --------

     Total other assets                                     31,259        18,939
                                                          --------      --------

                                                          $ 81,963      $ 73,709
                                                          ========      ========

     The accompanying notes are an integral part of these balance sheets.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       MARCH 31,       JUNE 30,
                                                         1996            1995
                                                       ----------      ---------
                                                           (IN THOUSANDS)
CURRENT LIABILITIES:
  Accounts payable                                     $  4,135         $  7,774
  Accrued compensation and benefits                      12,221           11,960
  Deferred income taxes                                   1,561            1,561
  Accrued expenses                                        2,023            2,564
  Other current liabilities                               1,422              201
                                                       --------         --------

     Total current liabilities                           21,362           24,060
                                                       --------         --------

LONG-TERM DEBT                                           11,620              ---
                                                       --------         --------

OTHER NON-CURRENT LIABILITIES                             2,565            1,381
                                                       --------         --------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value -
     Authorized - 30,000,000 shares
     Issued - 9,521,000 shares
      and 9,325,000 shares                                  952              932
  Paid-in capital                                        75,927           76,812
  Accumulated deficit                                   (26,618)         (25,631)
                                                       --------         --------

                                                         50,261           52,113
  Less:  Treasury stock, at cost; 300,000
      shares and 142,500 shares                          (3,845)          (3,845)
                                                       --------         --------

           Total stockholders' equity                    46,416           48,268
                                                       --------         --------

                                                       $ 81,963         $ 73,709
                                                       ========         ========

     The accompanying notes are an integral part of these balance sheets.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
                                                                          1996        1995
                                                                         ------      ------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
  Net income                                                          $   (987)     $ 3,544
  Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                                   2,709        2,377
         Provisions for losses on accounts
          receivable, unbilled reimbursable costs
          and fees                                                       1,215          682
         Changes in assets and liabilities:
          Accounts receivable and unbilled
            reimbursable costs and fees                                  4,307        1,674
          Inventory                                                     (1,716)        (416)
          Other current assets                                          (1,346)       1,067
          Accounts payable, accruals and
           other current liabilities                                    (3,262)      (1,153)
         Other, net                                                         21         (118)
                                                                      --------      -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  941        7,657
                                                                      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (3,294)      (2,556)
  Deferred software costs (including asset acquisition, see Note 3)    (14,091)      (4,745)
  Other, net                                                             1,354          (63)
                                                                      --------      -------

NET CASH USED BY INVESTING ACTIVITIES                                  (16,031)      (7,364)
                                                                      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                               ---       (3,071)
  New financing                                                         11,620          ---
  Other, net                                                               883          331
                                                                      --------      -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        12,503       (2,740)
                                                                      --------      -------

DECREASE IN CASH & CASH EQUIVALENTS                                     (2,587)      (2,447)
                                                                      --------      -------

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,679        3,660
                                                                      --------      -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                              $     92      $ 1,213
                                                                      ========      =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                    NINE MONTHS ENDED
                                         MARCH 31,
                                    -----------------
                                    1996         1995
                                    ----         ----
                                      (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES:

 Cash transactions:
   Interest                         $ 456        $  58
   Income taxes                       181          371

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


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

     The timing and number of shares of the repurchase of the additional 200,000 shares of common stock will depend greatly on market conditions and other factors. The shares will be purchased with existing cash, short-term borrowings, future cash flows, or a combination of these factors, and may be retired or used for general corporate purposes. As of March 31, 1996, the Company has not purchased any additional shares under its repurchase program.

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

(4) The Company has a revolving credit and term loan agreement, secured by a lien on all of the Company's assets. The revolving credit arrangement entitles it to borrow up to a maximum of $15 million at the prime rate (8.25% as of March 31, 1996). The revolving credit line is repayable on January 15, 1998, but will automatically be renewed for successive, one-year terms, unless the bank delivers written notice of non-renewal at least fifteen months prior to the end of the initial term or any subsequent renewal period. As of March 31, 1996, the Company had borrowed $9.0 million of the $15 million revolving facility.

     The term loan arrangement enables the Company to borrow up to $5 million for acquisitions, working capital or other corporate purposes, also at the prime rate. As of March 31, 1996, the Company had borrowed $2.6 million of the $5 million term facility. The $2.6 million is due September 1, 1997.

                            GRC INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED MARCH 31, 1996
                                  (unaudited)



     The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                                                                         Percentage
                                      Three Months Ended      Nine Months Ended     Increase      (Decrease)
                                      3/31/96    3/31/95      3/31/96  3/31/95     Three Months   Nine Months
                                     --------   --------     --------  --------    ------------   -----------
Revenues                             $ 28,981   $ 35,688     $ 89,935  $ 96,995        (18.8)%        (7.3)%
                                     ========   ========     ========  ========

Operating income (loss)              $ (1,105)  $  1,013     $   (772) $  3,268       (209.1)       (123.6)

Interest income (expense), net           (195)        94         (215)      276       (307.4)       (205.9)
                                     --------   --------     --------  --------

Income (loss) before income taxes      (1,300)     1,107         (987)    3,544       (217.4)       (127.8)

Provision for income taxes                ---        ---          ---       ---
                                      _______   ________     ________  ________          N/A           N/A

Net income (loss)                    $ (1,300)  $  1,107     $   (987) $  3,544       (217.4)       (127.8)
                                     ========   ========     ========  ========

RESULTS OF OPERATIONS
- ---------------------

     Revenues were $29.0 million for the third quarter, compared with $35.7 million for the same quarter last year. The revenue decrease of $6.7 million or 18.8% is attributable to a $2.9 million decrease in the Companys professional services revenues and a $3.8 million decrease in the service revenues associated with subcontract work (work performed by other organizations and included in the Companys revenues). The Company typically does not earn a fee on subcontract revenues. Product sales were unchanged between the comparable periods. Revenues were $89.9 million for the first nine months of fiscal 1996, compared with $97.0 million for the same period last year. The revenue decrease of $7.1 million or 7.3% is attributable to a $4.5 million decrease in the service revenues associated with subcontract work and a $3.9 million decrease in the Companys professional services revenues, which was partially offset by a $1.4 million increase in product sales. The revenue decrease for both the quarter and the year-to-date periods associated with subcontract revenues is the result of a change in the accounting for a joint venture in which the Company participates. Prior to the second quarter of fiscal 1996, the Company was required to consolidate all of the revenues for a particular joint venture as entirely its own revenues. Effective October 1, 1995, the Companys ownership interest in this joint venture decreased, and as a result, the Company is only recognizing its professional services revenues to the joint venture going forward. The year-to-date increase in product sales is attributable generally to an increase in all the categories of products being sold.

     Cost of revenues were $23.9 million for the third quarter, compared with $29.1 million for the same quarter last year. The decrease of $5.2 million or 17.9% is attributable to a decrease of $3.4 million from the subcontract work, a decrease of $2.1 million from the professional services business offset by an increase of $0.3 million from product sales. Cost of revenues were $74.2 million for the first nine months of fiscal 1996, compared with $78.2 million for the same period last year. The decrease of $4.0 million or 5.2% is attributable to a decrease of $3.8 million from subcontract work, and an increase of $1.4 million from product sales and an decrease of $1.6 million from professional services revenues.

     Gross margin was $5.1 million or 17.5% of revenues for the third quarter, compared with $6.6 million or 18.4% of revenues for the same quarter last year. The decline in gross margin was due primarily to a shift in the mix of federal government contracts from cost reimbursable to time and material and fixed price contracts. This shift in contract mix has resulted in indirect costs being absorbed by more contracts with fixed rates, thereby reducing margins.

     Gross margin was $15.8 million or 17.5% of revenues for the first nine months of fiscal 1996, compared with $18.8 million or 19.3% of revenues for the same period last year. The decrease of $1.5 million for the quarter and $3.0 million for the first nine months is primarily attributable to a decline in revenues and gross profit from the professional services business and increased amortization associated with previously deferred software costs.

     The Company had an operating loss of $1.1 million for the third quarter, compared with an operating profit of $1.0 million for the same period last year. The operating loss was $0.8 million for the first nine months of fiscal 1996, compared with operating income of $3.3 million for the same period last year. Included in the operating income for the first quarter of fiscal 1996, was a beneficial $0.2 million reserve reversal, which was credited against the general, administrative, marketing, research and development expenses. The $2.1 million decrease in operating income for the quarter and the $4.0 million decrease for the first nine months is attributable to the decrease in gross profits, an increase in sales and marketing expenses of approximately $0.9 million for the quarter, and $1.8 million for the first nine months, and an increase in the loss provision.

     The Company's net interest expense for both quarters and the first nine months is the result of the borrowings used to support the commercial investment activities.

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

     As of March 31, 1996, the value of the Company's backlog (without options) approximates one years revenues, and the value of the total backlog (with options) approximates two years revenues. The backlog consists of approximately 160 active contracts which vary in the period of performance from a few months to multi-year. The work to be performed on these contracts involves the following: information technology; studies and analysis; modeling and simulation; and testing and evaluation.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company has been able to finance its operations from a combination of internally generated working capital and borrowing against its available credit facilities. Management believes, with anticipated sales from its OSU(R) and NetworkVUE(TM) products, that the Company has adequate capital resources to finance its current and future operations from existing or internally generated working capital and available credit. The Company has a revolving credit and term loan agreement, secured by a lien on all of the Company's assets. The revolving credit facility entitles the Company to borrow up to $15 million at the prime rate (8.25% as of March 31, 1996). The revolving credit line is payable January 15, 1998, but is automatically renewed for successive, one-year terms, unless the bank delivers written notice of non-renewal at least fifteen months prior to the end of the initial term or any subsequent renewal period. As of March 31, 1996, the Company had borrowed $9.0 million of the $15 million revolving facility.

     The term loan arrangement enables the Company to borrow up to $5 million for acquisitions, working capital or other corporate purposes, also at the prime rate. As of March 31, 1996, the Company had borrowed $2.6 million of the $5 million term facility. The $2.6 million is due September 1, 1997.

     During the first nine months of fiscal year 1996, the Company increased its deferred software costs by a net $13.8 million, resulting in a balance at March 31, 1996 of approximately $22.1 million. The Company capitalizes internal software costs incurred for products to be sold only after technological feasibility has been established. The majority of the deferred software costs relates to the Companys efforts associated with its OSU(R) Network Interface telecommunications product and its NetworkVUE(TM) telecommunications software. In November 1995, the Company acquired the rights to the operating software of Quintessential Solutions Inc. (QSI) at a cost of approximately $3.9 million. This software will be incorporated into the Companys NetworkVUE(TM) product and as such it has been accounted for as deferred software costs. In accordance with the purchase agreement, payments with a net present value of $1.7 million have been deferred until future periods.

     During fiscal year 1996, the Company will continue to increase its deferred software costs associated with its OSU(R) Network Interface telecommunications product and its NetworkVUE(TM) telecommunications software. The Company intends to finance the deferred software costs with internally generated working capital and borrowings against its available credit facilities.

     As of March 31, 1996, the Company had $0.1 million of cash and cash equivalents available to support its working capital requirements.


                          PART II - OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5 ARE INAPPLICABLE.
- ----------------------------------------

ITEM 6(A) EXHIBITS.
- -------------------

     None.

ITEM 6(B) - REPORTS ON FORM 8-K.
- --------------------------------

     None.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GRC INTERNATIONAL, INC.



                                    By: /s/ Ronald B. Alexander
                                        ----------------------------------------
                                         Ronald B. Alexander
                                         Senior Vice President - Finance
                                          Chief Financial Officer & Treasurer



May 15, 1996