Form 10-K
period 1996-06-30
GRC INTERNATIONAL INC
filed 1996-10-01
CIK 201944

================================================================================

                                 UNITED STATES
                                   SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)      Annual Report Pursuant to Section 13 or 15(d)
  [X]             of the Securities Exchange Act of 1934 [Fee Required]
                      For Fiscal Year Ended June 30, 1996

                                       OR

  [  ]           Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                 For the Transition Period From ..... to .....

                      Registrant, State of Incorporation,
                          Address and Telephone Number
                          ----------------------------

                            GRC INTERNATIONAL, INC.
                            (a Delaware Corporation)
Commission                    1900 Gallows Road              I.R.S. Employer
  File No.                   Vienna, Virginia  22182       Identification No.
------------                                               ------------------
  1-7517                         (703) 506-5000                95-2131929

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
          Title of each class                              which registered
          -------------------                          ------------------------
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

      As of July 31, 1996, the aggregate market value of the Registrant's voting common stock held by non-affiliates was $123,733,700. As of July 31, 1996, there were 9,291,203 shares of the Registrant's $.10 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Corporation's 1996 Annual Report to Stockholders for the year ended June 30, 1996 are incorporated by reference into Parts I and II of this report.



      Portions of the Proxy Statement for the Corporation's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement shall be filed in accordance with the rules of the Commission within 120 days after the close of the fiscal year to which this report pertains.

================================================================================

                               TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----

     PART I.

     Item 1.      Business                                                                      1
     Item 2.      Properties                                                                    6
     Item 3.      Legal Proceedings                                                             6
     Item 4.      Submission of Matters to a Vote of Security Holders                           6

     PART II.

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters         7
     Item 6.      Selected Financial Data                                                       8
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                 9
     Item 8.      Financial Statements and Supplementary Data                                  20
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                   40

     PART III.

     Item 10.     Directors and Executive Officers of the Registrant                           40
     Item 11.     Executive Compensation                                                       40
     Item 12.     Security Ownership of Certain Beneficial Owners and Management               40
     Item 13.     Certain Relationships and Related Transactions                               40

     PART IV.

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K              40
                  Signatures                                                                   41

     Forward-Looking Statements

     In addition to historical information, this Form 10-K Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" section of "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Form 10-K Annual Report and any Current Reports on Form 8-K filed by the Company.


                                     PART I

     ITEM 1.  BUSINESS
              --------

     General

          GRC International, Inc. (the "Company") was organized in California in 1961. Since 1974, the Company has been a Delaware corporation. The Company, headquartered in Vienna, Virginia, is organized in three divisions: (1) a Professional Services Organization ("PSO"); (2) a Telecommunications Division ("Telecom Division"); and (3) an Advanced Products Division ("APD").

     Professional Services Organization

            Almost all of the Company's revenues have been generated from the PSO professional service business. PSO's capabilities focus on information technology consulting services provided primarily to the Department of Defense ("DoD") and its instrumentalities. The number of active PSO contracts at year-end 1996, 1995 and 1994 were 149, 175 and 189, respectively, substantially all of which were with the DoD.

          As a professional service provider, the revenues generated by PSO are critically dependent upon the number and skill level of its employees. The ability of PSO to meet planned and expected revenue levels is a function, among other things, of PSO's ability to staff open positions with the personnel required to satisfy its contractual backlog.

          The areas of expertise provided by these services include: software and system engineering; business decision support systems; analytical modeling and simulation; database design and implementation; legacy migration engineering; network design and integration; systems integration; post deployment software support; operational support and management; virtual manufacturing consulting; communications engineering; and test and evaluation; among others.

          These services are applied to such areas as: financial and personnel management; automated acquisition systems; transportation planning and analysis; manufacturing analysis; logistics planning; security clearance processing; WAN/LAN analysis; training systems; as well as information warfare systems relying on radar, optics, communication networks, electronics, navigation and guidance, control, space, and surveillance systems.

     Telecommunications Division

          Telecom Division consists of three business units: the OSU(R) business unit, which developed and markets the OSU(R) Network Interface; the NetworkVUE(TM) business unit, which offers network design services and is completing its software suite product offering for automated network design and optimization; and the Application Software Group, which develops custom software for the telecommunications industry.

          OSU(R): The OSU(R) Network Interface is a device that serves as an intelligent demarcation where SONET (a synchronous optical network transmission protocol) networks meet, either at a network-to-network interface or at a user-to-network interface. The OSU device provides: network isolation and security; SONET firewall protection; alarm surveillance to simplify network maintenance and administration; SONET/SDH conversion; equipment interoperability; non-intrusive test access; an automatic protection switch; and quality monitoring.

          Development of the OSU device was announced in November 1993; in August 1994 Bell Atlantic purchased 15 units for its Advanced Technology Demonstration Network for delivery in March 1995; a U.S. patent related to overhead byte manipulation in SONET transmission was issued in October 1994; Bellcore confirmed that the OSU device complied with industry standards in February 1996; and the Company delivered 58 units to MCI and 18 units to Stentor, the Canadian telecommunications consortium, in June 1996. In addition to the U.S. patent, the Company has an additional U.S. patent application pending on the OSU, together with corresponding patent applications pending in other countries.

          It is anticipated that the OSU will be used by inter-exchange carriers, regional Bell operating companies, and competitive access providers. The widespread deployment of OSU devices is dependent, however, upon the widespread implementation by telecommunication service providers of SONET optical networks and ATM switching technology, the implementation of which is beyond the Company's control.

          NetworkVUE(TM): The NetworkVUE(TM) product is a suite of software modules that automates the analysis, design, and planning of telecommunications networks based on optimizing cost, performance, and reliability. The NetworkVUE service offering uses the NetworkVUE product as the basis for providing consulting services for the optimization of networks.

          The NetworkVUE product consists of six software modules: (1) an importer, which imports data regarding a network's characteristics; (2) a designer, which is a flexible network design tool; (3) a simulator, which is based on discrete-event simulation; (4) an optimizer, which is a rules-based expert system; (5) a searcher, which is a database of hardware options and domestic and international rates and tariffs; and (6) a reporter, which is a standard and custom report generator. Development of NetworkVUE began in the second half of fiscal year 1995. The Company expects to complete the development, integration, and testing of the NetworkVUE product during the second half of calendar year 1996. The completion of the NetworkVUE product, however, is subject to all the usual risks with respect to the timely completion of a suite of integrated software modules. The Company has filed a U.S. patent application with respect to NetworkVUE as an automated network simulation and optimization system, and corresponding patent applications in other countries.

          Prior to the completion of the NetworkVUE product, the Company has been able to offer network design services using parts of the NetworkVUE suite. When the product is complete, the service offering will be available based on the full suite.

          The anticipated customers for the NetworkVUE product and services include large corporate enterprises having internal network design problems, domestic and international telecommunications service providers, system and network integrators, and WAN hardware vendors.

          Application Software Group: The Application Software Group ("ASG") develops software and products for telecommunications equipment providers, ranging from embedded communications software to graphical user interfaces and resource managers. ASG was constituted during fiscal year 1996 and ASG's primary customer to date is Lucent Technologies, Inc. ("Lucent"). The major task completed by ASG is the development of embedded software applications and capabilities for the Lucent Digital Access Cross-Connect Systems (DACS), particularly the development of software in support of digital data services subrate applications for the DACS II Integral Shelf Cross-connect product line and a graphical user interface and resource manager for the DACS II.

     Advanced Products Division

          APD was formed from previously existing business units at the end of the Company's 1996 fiscal year and consists of the business units for the following businesses: materials testing; environmental, safety, and health management software; security systems; and system development and integration.

          In materials testing, GRC Instruments(TM), designs, manufactures, markets and sells electronically instrumented impact testing equipment for dynamic materials testing under the Dynatup(R) label. The Commercial Information Systems (CIS) business unit develops and markets the FLOW GEMINI(TM) line of environmental, health and occupational safety software products, which facilitate compliance with federal and state recordkeeping. In security and law enforcement, the Vindicator(R) product line provides physical security and access control systems for critical resource protection requirements. Finally, the Advanced Technology Services Group provides specialized software and systems development and integration for government contract work.

          See Note 11 to the Consolidated Financial Statements for a tabular presentation of the revenues, operating profit or loss, and identifiable assets attributable to each of the Company's industry segments.

          Patents, Trademarks, Licenses, Copyrights
          -----------------------------------------

          The Company has a U.S. patent and patent application pending regarding the OSU(R) Network Interface and a U.S. patent application pending for the NetworkVUE(TM) software system, together with corresponding patent applications pending in other countries on these products. OSU(R) is a registered trademark of the Company, and NetworkVUE(TM) is a trademark of the Company. In addition, the Company has a variety of other U.S. and foreign patents, patent applications, and trademarks with respect to its other products. The only patent issued to the Company to date which has a material impact upon the Company's business is the OSU patent, which expires in 2013.

          Contracts
          ---------

          Government contract revenues from professional and technical services, either as prime contractor or subcontractor, represented approximately 93%, 96%, and 94% of the Company's total revenues from the fiscal years ended June 30, 1996, 1995, and 1994, respectively. The Company's government contracts generally fall into one of three categories: (1) cost reimbursable, (2) fixed price, or (3) time and materials. Under a cost reimbursable contract, the government reimburses the Company for its allowable costs and expenses, and pays a fee which is either negotiated and fixed or awarded based on performance. Under a fixed price contract, the government pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. For fiscal years 1996, 1995, and 1994, approximately 62%, 62%, and 61% of the Company's professional and technical services revenues were from cost reimbursable contracts, while approximately 38%, 38%, and 39% were fixed price or time and materials type contracts, respectively.

          PSO contracts are performed for a number of program offices within various defense agencies, including each of the armed services. Customers outside the field of defense and national security include other agencies of the federal government, agencies of state and local governments, and private industry. Any or all of the contracts with agencies of the United States government may be subject to termination for the convenience of the government. If a contract were to be terminated, the Company would be reimbursed for its allowable costs up to the date of the termination, and would be paid a proportionate amount of the fees attributable to the work actually performed. In addition to the normal risks found in any business, companies conducting research and analysis services for the United States government are subject to changes in the defense budget, terminations of contracts for cause or government convenience, and significant changes in contract scheduling and funding.

          At June 30, 1996, PSO had a maximum contract backlog amounting to $326.8 million, compared to $235.3 million and $266.8 million for 1995 and 1994, respectively. For this purpose, maximum contract backlog assumes that all government contract options for services in succeeding years will be exercised and funded. Only a portion of the maximum contract backlog would relate to the upcoming year. In contrast, funded contract backlog at June 30, 1996, amounted to $48.5 million, compared to $38.7 million and $29.8 million for 1995 and 1994, respectively. Funded contract backlog represents the expected contract revenues for which contract awards have been made and funded, and, thus, primarily represent the year-end backlog of firm orders for which revenues may be expected in the current year.

          Competition
          -----------

          With respect to PSO, the Company encounters substantial competition in the professional and technical services area from a large number of entities, some of which are significantly larger than the Company in size and financial resources. The management of the Company believes that it has a relatively small percentage of the total market. Competition comes principally from other companies and certain non-profit organizations engaged in similar aspects of research and analysis. Competitors include BDM, CACI, Computer Sciences Corporation, SAIC, and others.

          With respect to Telecom Division, the Company will encounter substantial competition from established participants in the Division's respective markets. With respect to the OSU(R) Network Interface, the Company may either compete with or partner with established telecommunications equipment suppliers, such as Lucent, Fujitsu, Alcatel, Siemens, Northern Telecom, and others, which provide multiplexers or other equipment having directly competitive or substitute functionality. With respect to the NetworkVUE product suite, the Company may compete with companies having network optimization products, such as CACI, Make Systems, Mil 3, Wandl, NEC, and others. With respect to the NetworkVUE service offering, the Company may either compete with or partner with information technology consulting companies such as EDS, Andersen Consulting, and others. With respect to ASG, the Company may have competition both from the internal software development teams of telecommunications companies and from other third party software developers for the telecommunications industry.

          With respect to APD, the markets in which the Company competes are well developed with both larger and smaller competitors for testing machines, environmental, health and safety management software, and security systems. GRC Instruments(TM), the materials testing business unit, competes with Instron and Ceast (an Italian company). CIS, the environmental, health and safety software business unit, competes with Oracle and Versar. The Vindicator(TM) security business unit competes with Evantor and Checkpoint.

          Research and Development and Capitalized Software Costs
          -------------------------------------------------------

          The Company performs R&D on its own behalf and on behalf of the U.S. government under various government contracts. The Company's Strategy, where feasible and permissible, is to expand upon the government R&D work so as to exploit it commercially. The Company's own research and development efforts have been directed primarily at its Telecom Division. Total research and development expenditures, excluding amounts paid under government contracts, but including amounts capitalized, were approximately $18.6 million, $8.5 million, and $1.6 million, for 1996, 1995, and 1994, respectively. This represented 15%, 6%, and 1% of revenues, respectively. The significant increase in research and development spending in 1996 related to the development of its OSU(R) Network Interface and NetworkVUE products. See "Management's Discussion and Analysis", below, and Note 1 to the Consolidated Financial Statements for a discussion of Statement of Financial Accounting Standard ("SFAS") No. 86 related generally to Deferred Software Costs and Research and Development, and specifically to a $15.4 million write-down of previously capitalized software and related costs in 1996.

          Employees
          ---------

          As of June 30, 1996, the Company employed 1,225 full-time and 110 part-time people, for a total of 1,335 people, an increase of 45 people, or 3%, over the 1,290 people employed at June 30, 1995, comprised of 1,197 full-time and 93 part-time people. At June 30, 1996, the Company had approximately 245 openings for full-time employees, 209 of which were for PSO. The filling of all open positions would represent a 20% increase in the number of its full-time employees. At June 30, 1995, the Company did not have a substantial number of PSO openings.

     ITEM 2.  PROPERTIES
              ----------

          All of the Company's operations are conducted in leased facilities. The Company has approximately 30 leased facilities within the United States comprising approximately 449 thousand square feet. The minimum annual rentals for fiscal year 1997 under non-cancelable operating leases are approximately $6.8 million. The terms of Company leases range from monthly tenancies to multi-year leases, and many of these leases may be renewed for additional periods at the option of the Company. Major leased facilities are at locations in California and Virginia. The Company owns no real property and has no plans to purchase any in the foreseeable future. The Company believes that its facilities are adequate for its purposes.


     ITEM 3.  LEGAL PROCEEDINGS
     -------  -----------------

          The Company is involved in a number of legal proceedings arising out of the normal course of its business, none of which, individually or in aggregate, are, in the opinion of management, material to the operations of the Company or are likely to have a material adverse impact on the Company's liquidity or financial condition.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              No matter was submitted to a vote of holders of the Company's stock in the fourth quarter of fiscal year 1996.

                                    PART II
                                    -------

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              ------------------------------------------------------------
              MATTERS
              -------

     Stock Prices and Dividends
     --------------------------

          The Company's common stock is traded on the New York and Pacific Stock Exchanges. As of July 31, 1996, there were 1,441 holders of record of the Company's common stock. Stock price information by quarter is presented in the following table:

                                      Fiscal Year
           Market        -----------------------------------
            Price                1996              1995
           -------       -------------------  --------------
                          High       Low       High    Low
                         ------  -----------  ------  ------

          1st Quarter    26 3/8       15 7/8  14 1/2  11 1/8
          2nd Quarter    39 5/8       21 7/8  16 1/2  10 3/4
          3rd Quarter    38 1/2       30 3/8  17 3/4  11 3/8
          4th Quarter    44 5/8       31 1/4  17 1/8  13 1/8

          On September 18, 1996, the closing price of the Company's common stock was $19.

          The Company did not declare or pay any dividend with respect to its common stock during any of the years included in the financial data, and the Board of Directors does not presently intend to commence the payment of such dividends. See Note 10 to the Consolidated Financial Statements for a discussion of the Company's Shareholder Rights Plan under which a dividend of one common stock purchase right is automatically issued for each share of the Company's common stock.

     ITEM 6.  SELECTED FINANCIAL DATA
              -----------------------

     GRC International, Inc. and Subsidiaries

FOR THE YEAR                                                   1996        1995      1994      1993      1992
                                                            -----------  --------  --------  --------  --------
                                                            (in thousands, except for per share data)

     Revenue                                                $  124,523   $137,808  $129,922  $130,644  $114,107
                                                            ==========   ========  ========  ========  ========

     Operating income (loss)                                 ($ 17,119)  $  4,760  $  6,093  $  5,683  $  4,092
                                                            ==========   ========  ========  ========  ========

     Income (loss) from operations before cumulative
       effect of accounting change                            ($17,637)  $  5,030  $  6,113  $  5,509  $  3,805
     Income from cumulative effect of accounting change            ---        ---     1,000       ---       ---
                                                            ----------   --------  --------  --------  --------

     Net income (loss)                                        ($17,637)  $  5,030  $  7,113  $  5,509  $  3,805
                                                            ==========   ========  ========  ========  ========

     Income (loss) per common share:
       Operations before cumulative effect of accounting
         change                                                 ($1.92)  $    .54  $    .65  $    .60      $.43
     From cumulative effect of accounting change                   ---        ---       .11       ---       ---
                                                            ----------   --------  --------  --------  --------

                                                                ($1.92)  $    .54  $    .76  $    .60      $.43
                                                            ==========   ========  ========  ========  ========

     Weighted average number of common and
       common equivalent  shares                                 9,172      9,393     9,426     9,211     8,893

     Year-end data
       Working capital                                      $   15,594   $ 20,378  $ 25,061  $ 26,286  $ 24,055
       Total assets                                             74,101     73,709    69,080    65,082    55,670
       Long-term debt (less current  maturities)                17,770        ---       ---     3,051     4,098
       Stockholders' equity                                     28,675     48,268    45,040    39,310    33,889


     * The operating loss for 1996 includes a write-off of $15.4 million in deferred software and related costs, and the operating income for 1995 includes write-off of $0.5 million for deferred software and a gain of approximately $0.9 million from the sale of a facility.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              -----------------------------------------------------------------
              FINANCIAL CONDITION
              -------------------

     Summary

          The following table sets forth for the years indicated the percentage of total revenues for each item in the Consolidated Statements of Income and the percentage change of those items as compared to the prior year:


                                                   Relationship to                Period to
                                                    Total Revenues               Period Change
                                               -------------------------  ----------------------------
                                                1996     1995     1994       96 vs. 95      95 vs. 94
                                               ------  --------  -------  ---------------  -----------

     Revenues                                   100%       100%     100%           (10)%           6%
     Cost of revenues                            83         81       80             (8)            8
                                               ----       ----     ----
     Gross Margin                                17         19       20            (19)          ---

     Costs and expenses:
     ------------------
     Research & Development                       1          1      ---             (32)         144
     Sales & Marketing                            5          2        2             135            4
     General & Administrative                    13         13       13             (10)           5
     Write down of deferred software
       and related costs                         12        ---      ---              NM           NM
     Gain on sale of asset                      ---         (1)     ---              NM           NM
                                               ----       ----     ----            ----         ----
       Total operating expenses                  31         15       15              83            6

     Operating income (loss)                    (14)         4        5            (460)         (22)

     Interest expense, net                      ---        ---      ---            (292)         (15)
     Income (loss) before income taxes
       and cumulative effect of accounting
       change                                   (14)         4        5            (451)         (22)
     Provision for income taxes                 ---        ---      ---              NM         (100)
     Income (loss) before cumulative
       effect of accounting change              (14)         4        5            (451)         (18)
     Cumulative effect of accounting change     ---        ---        1              NM           NM
                                               ----       ----     ----            ----         ----
     Net income (loss)                          (14%)        4%       5%           (451%)        (29%)
                                               ----       ----     ----            ----         ----

     "NM" indicates the percentage change is not meaningful.

     Fiscal Year 1996 Compared to Fiscal Year 1995
     ---------------------------------------------

     Revenues
     --------

          Fiscal year 1996 revenues of $124.5 million were $13.3 million, or 10%, lower than fiscal year 1995 revenues of $137.8 million. The decline is attributable to a $15.5 million decline in revenues from PSO, an increase in revenues of $1.8 million from Telecom Division, and an increase of $425 thousand in revenues from APD. For 1996 and 1995, one PSO contract accounted for 9% and 17%, respectively, of the Company's revenues.

          For 1996, PSO revenues were $117.7 million, consisting of $110.4 million from PSO services revenues, $2.8 million from PSO product sales, and $4.5 million in revenues from the minority-interest portion of a majority-owned joint venture, which was accounted for on a consolidated basis through the first quarter of 1996.

          For 1995, PSO revenues were $133.2 million, consisting of $117.1 million from PSO service revenues, $1.5 million from PSO product sales, and $14.6 million from the minority-interest portion of the majority-owned joint venture.

          Thus, the $15.5 million, or 12%, decline in PSO revenues from 1995 to 1996 arose from a decline of $6.7 million, or 6%, in PSO service revenues, an increase of $1.3 million, or 85%, in PSO product sales, and a decline of $10.2 million, or 70%, in revenues from the minority-interest portion of the majority-owned joint venture. The decline in PSO service revenues of $6.7 million was the net effect attributable primarily to the shift in focus of a significant DoD contract requiring less effort by the Company, offset by revenues earned from other DoD contracts.

          For 1996, PSO service revenues of $110 million were derived from approximately $87 million in revenues from direct labor fees, approximately $11 million from subcontract revenues, and approximately $12 million from revenues from other direct costs. Thus, approximately 79% of 1996 PSO service revenues were derived from direct labor related fees and 10% from subcontract revenues.

          For 1995, PSO service revenues of $117 million were derived from approximately $95 million in revenues from direct labor fees, approximately $9 million from subcontract revenues, and approximately $13 million from other direct costs. Thus, approximately 81% of 1995 PSO service revenues were derived from direct labor related fees and 8% from subcontract revenues.

          The trend in PSO service revenues between 1995 and 1996, thus, shows a decline in direct labor content and an increase in subcontract revenues. The trend over the 3-year period from 1994 to 1996 shows a more marked decline in direct labor revenues, from 86% in 1994 to 79% in 1996, and an increase in subcontracting revenues from 3% in 1994 to 10% in 1996. This trend is due, in part, to the growing "teaming" of companies on government contracts, giving rise to more pass through of subcontract work by each prime contractor on any particular contract.

          As discussed in the next section, Cost of Revenues and Gross Profit, the decline in the comparative percentages of PSO service revenue derived from direct labor fees and the increase in subcontract revenues is a mix shift from a relatively higher gross profit "direct labor" business to a lower gross profit "subcontract revenue" business.

          For 1996, Telecom Division's revenues were $2 million. These revenues arose primarily from the OSU(R) Network Interface business unit, which sold $1.5 million of commercial units in 1996. For the NetworkVUE business unit, 1996 service revenues were $460 thousand. The Application Software Group unit within Telecom has not yet recognized revenues, although, it expects to do so in the first quarter of fiscal year 1997.

          As a forward-looking statement where actual results may differ materially from those planned or expected, the rate at which the Telecom Division's revenues will grow in the future is a function of a variety of factors, some of which are beyond the Company's control, including the following:

          . With respect to the OSU business unit, the growth of fiber optic telecommunications transmission services; the growth in the use of the SONET (synchronous optical network) transport protocol; the growth in the use of ATM (asynchronous transfer mode) switching technology; the lead times and procedures used by telecommunications service providers and large, private corporate users in accepting equipment based on these new technologies; whether the Company's OSU product offering matches the industry demand as it develops in the future; the propensity of large potential buyers to buy network critical equipment from a new vendor in that market segment; and other factors.

          . With respect to the NetworkVUE business unit, the successful completion of the product, and the matching of that product's features and functions with the demand as it develops for such a product.

          . With respect to ASG business unit, the ability to attract software engineers and programmers having the talent and skill required, and the ability of the unit to expand its customer base beyond Lucent, its primary customer at present.

          See "Risk Factors", below, for a discussion of these and other risk factors which may cause actual results to materially differ from those planned or expected.

          For 1996, APD revenues of $4.8 million were $425 thousand, or 10%, greater than 1995 revenues of $4.4 million. The increase in APD revenues was adversely impacted by the continuing updating and development of the software modules which constitute the product offering for the environmental, health, and safety management software business unit of APD which began in 1995.

     Cost of Revenues and Gross Profit
     ---------------------------------

          Cost of revenues for 1996 amounted to $103.9 million, or 83% of revenues, compared to $112.4 million, or 81% of revenues for 1995. Gross profit for 1996 amounted to $20.7 million, or 17% of revenues, compared to $25.4 million, or 19% of revenues for 1995. The $4.8 million decline in gross profit for the Company is due primarily to a $3.7 million decline in gross profit from the PSO service business.

          Excluding the revenue and cost impact of the minority portion of the majority-owned joint venture, for 1996 PSO had a cost of services of $92.1 million, or 83% of service revenues, compared to $95.1 million, or 81% of service revenues in 1995. Consequently, the gross profit from PSO services declined from $22 million in 1995 to $18.3 million in 1996, and gross margin declined from 19% of service revenues in 1995 to 17% of service revenues in 1996.

            The decline in PSO service gross margins is, in part, attributable to the reduced percentage of direct labor in cost of service revenues from 1995 to 1996, with an offsetting increase in subcontract costs. For 1996, direct labor costs were 41% of cost of service, and subcontract costs were 12%. For 1995, direct labor costs were 44% of cost of service, and subcontract costs were 9%. In addition, the decline in PSO service gross margins is attributable to a decline in the gross margins achieved on the direct-labor portion of its service business, due to increasing competitive pressure in pricing government contracts.

          Thus, the decline in gross margins for the Company from 1995 to 1996 is in large part due to the decline in PSO service gross margins, which, in turn is, in large part, due to the mix shift from direct labor revenues to subcontract revenues, accompanied also by a decline in the gross margins derived from direct labor.

               For 1996, given the start-up nature of its business, the OSU(R) Network Interface business unit had gross margins of 25% on sales of $1.5 million and a gross profit of $380 thousand. Given the start-up nature of its business for 1996, the NetworkVUE business units had a negative gross margin of $330 thousand on revenues of $460 thousand. The Application Software Group has not yet generated a gross profit, since it has not yet recognized revenues. As a forward-looking statement where actual results may differ materially from those planned or expected, the Company does not consider these gross margins as indicative of the long-term range of gross margins from these business units.

     Operating Expenses and Operating Income
     ---------------------------------------

          Fiscal year 1996 total operating expenses of $37.8 million, or 30% of revenues, were $17.1 million greater than the $20.7 million, or 15% of revenues, in operating expenses for 1995. Operating results for 1996 were a loss of $17.1 million, compared to an operating profit for 1995 of $4.8 million.

          Excluding a write-off of deferred software and related costs for 1996, operating expenses would have been $22.3 million. Operating income for 1995 included a gain of approximately $900 thousand from the sale of the Company's California facility, and a write-down of deferred software costs of $500 thousand. Excluding these impacts, operating expenses for 1995 would have been $21.1 million.

          Sales and marketing expenses increased by $3.4 million from $2.5 million, or 2% of revenues, in 1995, to $5.8 million, or 5% of revenues, in 1996. General and administrative expenses declined by $1.7 million from $17.5 million, or 13% of revenues, for 1995 to $15.8 million, or 13% of 1996 revenues. The increase in sales and marketing expense is attributable to Telecom Division.

          In addition to the R&D efforts carried on by the Company on behalf of the U.S. government under various government contracts and reported in cost of revenues, the Company also carried on R&D efforts on its own behalf.
     For 1996, research and development expense of $737 thousand when added to the $17.8 million of capitalized software development costs for the year (before the year-end write-off discussed below) amounted to a total effort of $18.6 million. For 1995, research and development expense of $1.1 million together with capitalized software development costs for the year of $7.4 million amounted to a total effort of $8.5 million. Thus, the total R&D and capitalized software effort increased by $10.1 million from $8.5 million, or 6% of revenues, in 1995 to $18.6 million, or 15% of revenues, in 1996.

          Total operating expenses plus capitalized software costs for the year, before the year-end write-offs, increased by $11.7 million, from $28.5 million in 1995 to $40.2 million in 1996.

          For 1996, allocating the $15.4 million write-off to the appropriate divisions, PSO services business generated an operating profit of $5.7 million, PSO products business generated a loss of $4.2 million, yielding a net profit for PSO of $1.6 million. Telecom Division had an operating loss of $16.3 million, $13.3 million for the OSU business unit and $3.0 million for the NetworkVUE business unit. APD had an operating loss of $1.8 million. And, unallocated corporate expenses (excluding net interest expense) amounted to $550 thousand.

          A portion of the 1996 write-down of deferred software and related costs related to the PSO products business. As a forward-looking statement where actual results may differ materially from those planned or expected, the Company does not expect losses in the PSO products business unit to continue in the future.

          For 1995, the $4.8 million operating profit was comprised of a PSO services operating profit of $6.8 million, a PSO products loss of $200 thousand, a Telecom Division loss of $824 thousand, and an APD loss of $1.3 million.

     Write-down of Deferred Software and Related Costs
     -------------------------------------------------

          In 1996, the Company recorded a write-down of $15.4 million for software development and related costs, compared to a write-down of $500 thousand for 1995. The $14.4 million write-down was comprised of $14.2 million in deferred software costs (including $10.3 million related to OSU) and $1.0 million in other related costs.

          In the fourth quarter of 1996, the Company completed and made available to the marketplace its GOLD 2 OSU(R) product. The GOLD 2 product contains more flexibility and functionality than earlier OSU products. In the fourth quarter, the Company reviewed the expected completion costs and recoverability of earlier OSU products and determined that the GOLD 2 product would be the only current OSU product to be marketed actively. Accordingly, the Company wrote-off the costs incurred to develop the earlier OSU products.

     Net Interest Income or Expense
     ------------------------------

          Net interest expense of $518 thousand for 1996, compared to net interest income of $270 thousand for 1995, reflects the significant increase in debt incurred during 1996 in order to fund the development of the OSU(R) Network Interface and NetworkVUE(TM) product offerings.

     Net Income or Loss
     ------------------

          Net income for 1996 amounted to a loss of $17.6 million, compared to a profit of $5 million for 1995.

     Fiscal Year 1995 Compared to Fiscal Year 1994
     ---------------------------------------------

     Revenues
     --------

          Fiscal year 1995 revenues of $137.8 million were $7.9 million, or 6%, higher than fiscal year 1994 revenues of $129.9 million. The increase is primarily attributable to a $9.2 million increase in revenues from PSO and a decrease of $2.7 million in revenues from APD. For 1995 and 1994, one PSO contract accounted for 17% and 15%, respectively, of the Company's revenues.

          For 1995, PSO revenues were $133.2 million, consisting of $117.1 million from PSO service revenues, $1.5 million from PSO product sales, and $14.6 million from the minority-interest portion of the majority-owned joint venture.

          For 1994, PSO revenues were $124.0 million, consisting of $113.2 million from PSO service revenues, $993 thousand from PSO product sales, and $9.8 million from the minority-interest portion of the majority-owned joint venture.

          Thus, the $9.2 million, or 7%, increase in PSO revenues from 1994 to 1995 arose from an increase of $3.9 million, or 3%, in PSO service revenues, an increase of $546 thousand, or 55%, in PSO product sales, and an increase of $4.8 million, or 49%, in revenues from the minority-interest portion of the majority-owned joint venture.

          For 1995, PSO service revenues of $117 million were derived from approximately $95 million in revenues from direct labor fees, approximately $9 million from subcontract revenues, and approximately $13 million from other direct costs. Thus 81% of 1995 PSO service revenues were derived from direct labor related fees and 8% from subcontract revenues.

          For 1994, PSO service revenues of $113 million were derived from approximately $97 million in revenues from direct labor fees, approximately $4 million from subcontract revenues, and approximately $12 million from revenues from other direct costs. Thus, 86% of 1994 PSO service revenues were derived from direct labor related fees and 3% from subcontract revenues.

          The trend in PSO service revenues between 1994 and 1995, thus, shows a decline in direct labor content and an increase in subcontract revenues.
     As discussed in the next section, Cost of Revenues and Gross Profit, the decline in the comparative percentages of PSO service revenue derived from direct labor fees and the increase in subcontract revenues is a mix shift from a relatively higher gross profit "direct labor" business to a lower gross profit "subcontract revenue" business.

          Telecom Division's revenues were negligible for 1995 and nil for 1994. This reflects the fact that the Telecom products were not developed and available for commercial sale during fiscal year 1994, and were still substantially under development during fiscal year 1995.

          For 1995, APD revenues of $4.4 million were $1.5 million lower than the $5.9 million in revenues recognized for 1994. The decline in revenues from 1994 to 1995 was attributable primarily to the need to rewrite the software modules which constitute the product offering for the environmental, health, and safety management software business unit of APD beginning during 1995.

     Cost of Revenues and Gross Profit
     ---------------------------------

          Cost of revenues for 1995 amounted to $112.4 million, or 81% of revenues, compared to $104.4 million, or 80% of revenues, for 1994. Gross profit for 1995 amounted to $25.4 million, or 19% of revenues, compared to $25.5 million, or 20% of revenues for 1994.

          Excluding the revenue and cost impact of the minority portion of the majority-owned joint venture, for 1995, PSO had a cost of services of $95.1 million, or 81% of revenues, compared to $91.1 million, or 81% of revenues in 1994. Consequently, the gross profit from PSO services was essentially unchanged at $22.1 million in 1994 and $22.0 million in 1995, although gross margin declined slightly from 20% of revenues in 1994 to 19% of revenues in 1995.

          The slight decline in PSO service gross margins was, in part, attributable to the increased percentage of subcontract costs in cost of service revenues from 1994 to 1995. For 1995, direct labor costs were 44% of cost of service and subcontract costs were 9%. For 1994, direct labor costs were 48% of cost of service, and subcontract costs were 4%. The shift in the mix of revenues and costs components for the PSO service business from direct labor related costs and fees to subcontract related costs is a mix shift which tends to reduce the gross profit derived from the PSO service business.

     Operating Expenses and Operating Income
     ---------------------------------------

          Fiscal year 1995 total operating expenses of $20.7 million, or 15% of revenues, were $1.3 million greater than the $19.4 million, or 15% of
     revenues, in operating expenses for 1994.    Operating profit of $4.8
     million for 1995 was lower by $1.3 million for the $6.1 million operating profit for 1994.

          Operating income for 1995 included a gain of approximately $900 thousand from the sale of the Company's California facility, and a write-down of deferred software costs of $500 thousand. Excluding these impacts, operating expenses for 1995 would have been $21.1 million.

          Sales and marketing expenses increased by $91 thousand from $2.4 million for 1994 to $2.5 million in 1995. General and administrative expenses increased by $905 thousand from $16.6 million, or 13% of revenues, for 1994 to $17.5 million, or 13% of revenues, for 1995.

          In addition to the R&D efforts carried on by the Company on behalf of the U.S. government under various government contracts and reported in cost of revenues, the Company also carried on R&D efforts on its own behalf.
     For 1995, research and development expense of $1.1 million when added to the $7.4 million of capitalized software development costs amounted to a total effort of $8.5 million. For 1994, research and development expense of $445 thousand together with capitalized software development costs for the year of $1.2 million amounted to a total effort of $1.6 million. Thus, the total R&D and capitalized software effort increased by $6.9 million from $1.6 million, or 1% of revenues, in 1994 to $8.5 million, or 6% of revenues, in 1995.

          Total operating expenses plus capitalized software costs for the year increased from $20.6 million in 1994 to $28.5 million in 1995.

          For 1995, PSO services had an operating profit of $6.8 million, PSO products lost $200 thousand, Telecom Division lost $800 thousand, and APD lost $1.3 million. For 1994, PSO services had an operating profit of $7.4 million, PSO products had a loss of $303 thousand, Telecom Division had a loss of $148 thousand, and APD had a loss of $368 thousand.

     Net Interest Income or Expense
     ------------------------------

          Net interest income of $270 thousand for 1995, compared to net interest income of $319 thousand for 1994.

     Net Income or Loss
     ------------------

          Net income for 1995 of $5 million, compared to net income of $7.1 million for 1994. Net income for 1994 included a net benefit of $1 million attributable to recording a net deferred tax asset in accordance with SFAS 109.

     Liquidity and Capital Resources
     -------------------------------

          The Company had $2.8 million in cash and cash equivalents at June 30, 1996, compared to $2.7 million at June 30, 1995. Net cash provided from operations amounted to $3.7 million for 1996, compared to $10.1 million for 1995. Net cash used in investing activities for 1996 amounted to $21.2 million, compared to $8.5 million for 1995. Net cash provided by financing activities amounted to $17.6 million for 1996, compared to $2.6 million used in 1995.

          The increased use of cash in investing activities for 1996 of $12.7 million over 1995 was due primarily to the increased level of software development costs between the two years. For 1996, investments in software development costs amounted to $17.8 million, compared to $7.4 million for 1995. This was financed in 1996 by the $19.6 million in new debt, primarily the increase of $17.8 million in bank and equipment financing described below.

          Cash flows from operations, adjusted for cash used in developing software, was a negative $14.1 million and a positive $2.7 million in 1996 and 1995, respectively.

          As a summary of consolidated sources and uses of cash for 1996, positive operating cash flows from the PSO service business funded losses from the PSO product business and corporate expenses. The increase in debt during the year funded operating losses in Telecom Division and APD.

          As a result of the large increase in debt during 1996, the Company's ratio of debt to total capitalization amounted to 41%, compared to zero for 1995.

          During fiscal years 1994, 1995 and 1996, the Company invested approximately $28 million in operating losses, capital equipment, and deferred software production costs for Telecom Division. This was funded primarily by a combination of internally generated cash flows from PSO and from increased bank debt. As a forward-looking statement where actual results may differ materially from those planned or expected, the Company does not anticipate investing similar amounts in new technologies in the future, unless operating cash flows become significantly positive or additional sources of external capital are established.

          At June 30, 1996, the Company had $19.6 million of debt, $1.8 million of which was classified as short term, and $17.8 million of which was classified as long term. Of these amounts, $17.8 million was bank debt and $1.8 million was a note payable related to the 1996 acquisition of assets from Quintessential Solutions, Inc. The Company had no bank debt at June 30, 1995.

          The credit facilities with the Company's bank consist of a fully used $5 million term loan, a $22 million revolving line of credit, of which $5.4 million was used at June 30, 1996, and a $7.3 million debt arising from the equipment financing arranged with the bank's equipment leasing subsidiary. The term loan is due on September 1, 1998, and bears interest at the bank's floating prime rate, currently 8.25% per annum. The revolving line of credit is due on January 15, 1998, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. The revolving line of credit bears interest at the bank's floating prime rate, currently 8.25% per annum. The equipment financing is for a term of 60 months.

          The Amended and Restated Revolving Credit and Term Loan Agreement containing the term loan and the revolving line of credit was amended as of March 31, 1996, and again as of June 30, 1996, to reduce various financial ratio covenant levels so as to bring the Company into compliance with those covenants as of those dates.

          Given the relatively high levels of debt already incurred by the Company, maintaining the Company's future liquidity and the availability of needed capital resources requires that either the Telecom business units begin generating positive operating cash flows, or the Company raise additional equity, or the Company enter into strategic financial and marketing relationships with appropriate participants in the telecommunications industry segment, or a combination of these corporate finance strategies. There can be no assurances, however, that any or all of these strategies will be feasible, effective, or sufficient to satisfy the Company's liquidity requirements.

          Nonetheless, as a forward-looking statement where actual results may differ materially from those planned or expected, the Company believes that a combination of PSO positive cash flow from operations, reduced negative operating cash flows from Telecom Division and APD, continued reliance on available credit facilities, and availing itself of various opportunities for additional capital will provide sufficient liquidity and capital resources to fund the Company's requirements for the next fiscal year. See "Risk Factors", below, for factors which may have a material adverse impact on the Company's plans and expectations.

     Outlook
     -------

          As forward-looking statements where actual results may differ materially from those planned or expected, the Company believes that the following are the current outlooks for its various Divisions:

          For PSO, given the increase in its various measures of U.S. government contract backlog, its high win rates on new bids, and its enhanced focus on marketing its information technology services both within the government and in commercial areas, the Company believes that PSO should be able to sustain average long-term growth rates greater than it has been able to achieve in recent years. PSO, for the next fiscal year, should continue to achieve positive operating results and positive cash flows.

          For Telecom Division's OSU and NetworkVUE business units, the Company is optimistic regarding the future long-term trends and prospects for both its optical network equipment business, beginning with the OSU(R) Network Interface and derivative products now being marketed, and its NetworkVUE suite of network design and optimization modules now nearing completion and related services. However, given the early stage of these business units' commercial sales efforts, these units are expected to continue to sustain losses from operations and negative cash flows for the next fiscal year. The Company, however, expects both the OSU and the NetworkVUE business units to increase their unit sales and revenues during the next fiscal year.

          For Telecom Division's Application Software Group, the Company is optimistic regarding the Group's current and future prospects to engage in highly sophisticated and leading-edge software development for the telecommunications industry. However, given the early stage of this business unit's operating history, ASG is expected to have essentially a small loss to break-even cash flows for the next fiscal year. The Company, however, expects a growth in revenues recognized by the Group and an operating profit for the next fiscal year.

          For APD, the Company is optimistic regarding the Division's ability to bring focused management leadership to its four business units. Given the maturity of the materials testing business unit, the recent redevelopment of the environmental, safety, and health management software business unit, and growth prospects for the security and systems integration business units, the Company expects a growth in revenues and gross margins for the Division, but, essentially, a break-even result of operations and a slightly negative cash flow for the next fiscal year.

          Given the level of debt being carried by the Company, and its expected increase during the next fiscal year, and the expected negative cash flows for the next fiscal year, the Company expects net interest expense to increase for the next fiscal year.

          See "Risk Factors", below, for factors which could cause actual results to differ materially from those outlined in this Outlook section.

     Risk Factors
     ------------

          The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for the historical information contained herein, the matters discussed in this Form 10-K Annual Report which relate to present or future events or trends are intended to be forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements and again below.

          PSO derives substantially all of its business from service contracts with the Department of Defense of the United States government. This business is subject to the uncertainties of the U.S. budget, funding for the DoD, terminations of contracts for cause or government convenience, the type of contracts which may be awarded to the Company, and the ability of the Company to fill the required staff positions to service those contracts. These open positions require operations research and software engineers, computer programmers, and other skilled scientists and engineers, employees for whom there is a general shortage and a high degree of competitive pressure. During fiscal year 1996, the Company had a net gain of 45 full-time and part-time employees, and at June 30, 1996, had openings for approximately 245 employees of which 209 related to positions for PSO. The number of openings was significantly lower at June 30, 1995. An inability to fill a substantial portion of these current openings could have a materially adverse impact on PSO's revenue growth and profitability. Although PSO contracts at year-end 1996, 1995 and 1994 have numbered 149, 175 and 189, respectively, the loss of one or more may have a substantial adverse impact on PSO's revenues and profitability, if the particular contract is large in relation to the rest.

          Telecom Division is a new business division for the Company, competing in a new industry segment, not related to government contracting. The OSU(R) Network Interface business unit sells hardware having a critical software component to the telecommunications industry and large private corporate users. The NetworkVUE business unit sells software and provides related services to the telecommunications industry, large corporate users, and to intermediary software and service providers to these end users. The Application Software Group provides software engineering and computer programming to the telecommunications industry. Actual results may differ materially from those planned or expected for these business units within Telecom Division, depending on the adverse impact of the following risk factors:

          . In all cases, the Company must attract, hire, and retain employees with the requisite training and experience in these industry segments, and the Company's business units must compete successfully with large well established companies already having product and service offerings which are familiar to the end users in the relevant segments.

          . The Company's OSU product offering is dependent upon the growth and development of fiber optic transmission services, the SONET (synchronous optical network) transmission protocol, and ATM switching technology (asynchronous transfer mode), and the matching of the features and functions of the Company's product offerings with the industry's requirements, as well as the buying procedures and lead times of established telecommunications service and equipment providers, which are not yet accustomed to buying this product offering from the Company.

          . The Company's NetworkVUE product and service offering is dependent upon the successful completion of the product, the matching of the features and functions of this product and service offering with the needs of the telecommunications industry, large corporate end users, and intermediate service and product providers.

          . The Company's Application Software Group is, at present, a new business unit having one primary customer, Lucent, and is dependent upon attracting new clients.

          . The Company in general and Telecom Division business units in particular have not yet established sustained and continuing successes with its sales and marketing strategies and, thus, do not yet have the operating history which can serve as the basis for forecasting the future results of plans and budgets with small variability in expected results. Thus, the risk inherent in these businesses at this time is high.

          -- Given the Company's increased reliance upon debt financing, the financial risk arising from increased leverage is higher than it has been in recent years and will probably grow higher during the next fiscal year.

     New Accounting Pronouncements
     -----------------------------

          The Financial Accounting Standards Board has released Statement of Financial Accounting ("SFAS") Nos. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and 123 "Accounting for Stock-Based Compensation". The Company plans to adopt the provisions of these statements in fiscal year 1997, when required. The Company has not completed the process of evaluating the impact that might result from the adoption of these statements. The Company does not plan to adopt the recognition provision of SFAS No. 123, but rather continue to follow its current accounting practice.


     ITEM 8.  FINANCIAL STATEMENTS
              --------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                        Page
                                                                        ----

          Independent Auditors' Report                                    21

          Report of Management                                            22

          Consolidated Statements of Income for the years ended
            June 30, 1996, 1995 and 1994                                  23

          Consolidated Balance Sheets as of June 30, 1996 and 1995        24

          Consolidated Statements of Cash Flows for the years ended
            June 30, 1996, 1995 and 1994                                  26

          Consolidated Statements of Stockholders' Equity
            for the years ended June 30, 1996, 1995 and 1994              27

          Notes to Consolidated Financial Statements                      28


                          INDEPENDENT AUDITORS' REPORT

     To the Stockholders of GRC International, Inc.:
     Vienna, Virginia

     We have audited the accompanying consolidated balance sheets of GRC International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GRC International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     DELOITTE & TOUCHE LLP

     McLean, Virginia
     August 20, 1996

                              REPORT OF MANAGEMENT


     The management of GRC International, Inc. is responsible for all information and representations contained in the annual report. The consolidated financial statements, which include amounts based on estimates and judgments of management, have been prepared in conformity with generally accepted accounting principles. Other financial information in the annual report is consistent with the consolidated financial statements.

     The Company maintains a system of internal financial controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and an organizational structure that segregates duties. The Company also has instituted policies and guidelines which require all employees to conduct business according to the highest standards of integrity.

     In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the independent public accountants to discuss auditing, internal accounting controls and financial reporting matters and to ensure that each is properly discharging its responsibilities. The independent public accountants periodically meet alone with the Audit Committee and have full and unrestricted access to the Committee at any time.


     GRC INTERNATIONAL, INC.


     /s/ Jim Roth                          /s/ Ronald B. Alexander
     Jim Roth                              Ronald B. Alexander
     President and Chief Executive Officer Senior Vice President-Finance,
                                           Treasurer and Chief Financial Officer

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                          FOR THE YEARS ENDED JUNE 30,
                          ----------------------------


                                                           1996           1995           1994
                                                      --------------  -------------  -------------
                                                       (in thousands, except for per share data)

     Revenues                                              $124,523       $137,808       $129,922

     Cost of revenues                                       103,861        112,376        104,391
                                                           --------       --------       --------

     Gross margin                                            20,662         25,432         25,531

     Operating Expenses:
     ------------------

     Research and Development                                   737          1,086            445

     Sales and Marketing                                      5,842          2,482          2,391

     General and Administrative                              15,767         17,507         16,602

     Write-down of deferred software
       and related costs                                     15,435            500            ---

     Gain on sale of asset                                      ---           (903)           ---
                                                           --------       --------       --------

       Total operating expenses                              37,781         20,672         19,438

     Operating income (loss)                                (17,119)         4,760          6,093

     Interest expense (income), net                             518           (270)          (319)

     Income (loss) before income taxes and
       cumulative effect of accounting change               (17,637)         5,030          6,412

     Provision for income taxes                                 ---            ---            299
                                                           --------       --------       --------

     Income (loss) before cumulative effect of
       accounting change                                    (17,637)         5,030          6,113

     Cumulative effect of accounting change                     ---            ---          1,000
                                                           --------       --------       --------

     Net income (loss)                                     $(17,637)      $  5,030       $  7,113
                                                           ========       ========       ========

     INCOME (LOSS) PER COMMON AND
       COMMON EQUIVALENT SHARE:

       Before cumulative effect of accounting
       change                                              $  (1.92)      $    .54       $    .65

       From cumulative effect of accounting change              ---            ---            .11
                                                           --------       --------       --------

                                                           $  (1.92)      $    .54       $    .76
                                                           ========       ========       ========

        The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 AS OF JUNE 30,
                                 --------------
                                     ASSETS
                                     ------


                                                  1996       1995
                                                ---------  ---------
                                                   (in thousands)

     CURRENT ASSETS:
        Cash and cash equivalents                $ 2,790    $ 2,679
        Accounts receivable                       29,966     32,419
        Unbilled reimbursable costs and fees       4,033      5,662
        Inventories, at the lower of cost
          or market                                2,635      1,600
        Other receivables                          1,018      1,160
        Prepaid expenses                           1,462        918
                                                 -------    -------

             Total current assets                 41,904     44,438
                                                 -------    -------


     PROPERTY AND EQUIPMENT, at cost:
        Land, buildings and leasehold
          improvements                             4,528      4,275
        Equipment, furniture and fixtures         17,204     13,830
        Less - Accumulated depreciation and
               amortization                       (9,465)    (7,773)
                                                 -------    -------

                                                  12,267     10,332
                                                 -------    -------


     OTHER ASSETS:
        Goodwill and other intangible
          assets, net                              2,311      2,555
        Software development costs, net           11,216      8,344
        Deferred income taxes                      2,625      2,561
        Deposits and other                         3,778      5,479
                                                 -------    -------

                                                  19,930     18,939
                                                 -------    -------

                                                 $74,101    $73,709
                                                 =======    =======




      The accompanying notes are an integral part of these balance sheets.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 AS OF JUNE 30,
                                 --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                              1996        1995
                                                                             ---------  ---------
                                                                                (in thousands)
     CURRENT LIABILITIES:
     Current maturities of long-term debt                                   $  1,823        ---
     Accounts payable                                                          6,382      7,774
     Accrued compensation and benefits                                        13,125     11,960
     Income taxes payable                                                        270        446
     Deferred income taxes                                                     1,625      1,561
     Accrued expenses                                                          2,095      2,118
     Other current liabilities                                                   990        201
                                                                            --------   --------

          Total current liabilities                                           26,310     24,060
                                                                            --------   --------


     LONG-TERM LIABILITIES
     Long-term debt                                                           17,770        ---
     Other long-term liabilities                                               1,346      1,381
                                                                            --------   --------

          Total long-term liabilities                                         19,116      1,381
                                                                            --------   --------

     STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value -
       Authorized - 30,000,000 shares,
       issued - 9,586,000 shares in 1996
       and 9,325,000 shares in 1995                                              958        932
       Paid-in capital                                                        74,830     76,812
       Accumulated deficit                                                   (43,268)   (25,631)
                                                                            --------   --------

                                                                              32,520     52,113
        Less:  Treasury stock, at cost; 300,000 shares
          in 1996 and 1995                                                    (3,845)    (3,845)
                                                                            --------   --------

          Total stockholders' equity                                          28,675     48,268
                                                                            --------   --------

                                                                            $ 74,101   $ 73,709
                                                                            ========   ========



      The accompanying notes are an integral part of these balance sheets.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                          FOR THE YEARS ENDED JUNE 30,
                          ----------------------------

                                                                    1996       1995      1994
                                                                  ---------  --------  --------
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(17,637)  $ 5,030   $ 7,113
  Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation and amortization                              3,988     3,185     2,613
          Provision for losses on accounts receivable,
            unbilled reimbursable costs and fees                       956       857       791
          Write-down of deferred software and related costs         15,435       500       ---
          Gain on sale of assets                                       ---      (903)      ---
          Cumulative effect of accounting change                       ---       ---    (1,000)
          Changes in assets and liabilities:
            Accounts receivable and unbilled reimbursable
              costs and fees                                         3,126    (1,169)   (4,257)
            Inventory                                               (1,652)     (415)     (275)
            Prepaid expenses                                          (544)      652      (786)
            Accounts payable, accruals, income taxes and other
              current liabilities                                       34     2,510      (744)
            Other, net                                                  21      (156)     (194)
                                                                  --------   -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,727    10,091     3,261
                                                                  --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from notes receivables                                1,440     2,750       ---
  Capital expenditures                                              (5,024)   (3,731)   (3,610)
  Software development costs                                       (17,839)   (7,401)   (1,171)
  Other, net                                                           176       (85)   (1,064)
                                                                  --------   -------   -------

NET CASH USED BY INVESTING ACTIVITIES                              (21,247)   (8,467)   (5,845)
                                                                  --------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations                       ---       ---    (3,245)
  Proceeds from bank borrowings                                     19,622       ---       ---
  Purchase of treasury stock                                           ---    (3,071)     (774)
  Taxes related to exercise of employee stock options               (1,956)      ---       ---
  Other, net                                                           (35)      466       194
                                                                  --------   -------   -------

NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                       17,631    (2,605)   (3,825)
                                                                  --------   -------   -------

INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS                      111      (981)   (6,409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,679     3,660    10,069
                                                                  --------   -------   -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,790   $ 2,679   $ 3,660
                                                                  ========   =======   =======

Supplemental disclosures:
Cash payments:
  Interest                                                        $    754   $   371   $   214
  Income taxes                                                          84       111       411

        The accompanying notes are an integral part of these statements.

                     GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                     ----------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                           FOR THE YEARS ENDED JUNE 30,
                           ----------------------------


                                            Preferred   Stock     Common   Stock     Paid-in   Accumulated   Treasury
                                            Shares     Amount     Shares   Amount    Capital     Deficit      Stock
                                            ------     ------     ------   ------    -------     -------     -------
                                                                  (in thousands)
     Balances as of June 30, 1993              21      $ 21      8,998     $900     $76,146    $(37,757)    $   ---

       Proceeds from stock options
         exercised                            --        ---         90        9         202         ---         ---
       Preferred stock dividends              --        ---        ---      ---         ---         (17)        ---
       Conversion of Preferred Stock          (21)      (21)        64        6          15         ---         ---
       Net Income                             --        ---        ---      ---         ---       7,113         ---
       Purchase of 142,500 shares of
         Treasury stock                       --        ---        ---      ---         ---         ---      (1,577)
                                              ---     -----      -----     ----     -------    --------     -------

     Balances as of June 30, 1994             --        ---      9,152      915      76,363     (30,661)     (1,577)

       Proceeds from stock options
         exercised                            --        ---        173       17         449         ---         ---
       Net Income                             --        ---        ---      ---         ---       5,030         ---
       Purchase of 157,500 shares of
         Treasury Stock                       --        ---        ---      ---         ---         ---      (2,268)
                                              ---     -----      -----     ----     -------    --------     -------

     Balances as of June 30, 1995             --        ---      9,325      932      76,812     (25,631)     (3,845)

       Stock options exercised net of
         shares retained for exercise
         price and taxes                      --        ---        261       26      (1,869)        ---         ---
       Compensation on officers' stock
         options                              --        ---        ---      ---          88         ---         ---
       Discount on Employee Stock
         Purchase Plan                        --        ---        ---      ---        (201)        ---         ---
       Net loss                               --        ---        ---      ---         ---     (17,637)        ---
                                              ---     -----      -----     ----     -------    --------     -------

     Balances as of June 30, 1996             --     $  ---      9,586     $958     $74,830    $(43,268)    $(3,845)
                                              ===     =====      =====     ====     =======    ========     =======

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          June 30, 1996, 1995 and 1994
                          ----------------------------


     (1)  ACCOUNTING POLICIES

          Principles of consolidation - The consolidated financial statements
          ---------------------------
     include the accounts of GRC International, Inc. and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

          Major customer - 91%, 92% and 89% of the Company's revenues were
          --------------
     derived from contracts with the U.S. Department of Defense (DoD) and 9%, 17% and 15% of revenues were derived from one contract for fiscal years 1996, 1995 and 1994, respectively.

          Cash and cash equivalents - Cash and cash equivalents include cash on
          -------------------------
     hand, cash in banks and temporary investments purchased with a maturity of three months or less.

          The Company has a policy of investing all available cash, on a daily basis, in either overnight master note agreements or overnight time deposits issued by banks. Since these transactions are recorded daily in a book entry format, the Company does not take possession of any securities. At June 30, 1996 and 1995, the Company had approximately $27,000 and $2.6 million, respectively, invested in overnight time deposits issued by Fuji Bank of Japan.

          Inventories - Inventory costs include materials, labor and
          -----------
     manufacturing overhead. Inventories are priced using the average unit cost method.

                               1996   1995
                              ------  -----
                             (in thousands)

Raw materials and supplies    $1,961 $  693
Work-in-process                  158    179
Finished goods                   516    728
                              ------  -----

                              $2,635 $1,600
                              ====== ======

          Approximately $940 thousand of the $2.6 million net inventory at June 30, 1996, was attributable to the OSU(R) business unit within Telecom Division.

          Property and equipment - Expenditures for betterments and major
          ----------------------
     renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

          Depreciation is computed using the straight-line method based on the estimated useful lives of assets, which range from 3 to 10 years. Amortization of leasehold improvements is computed using the straight-line method based on the remaining term of the related lease.

          Upon sale or retirement of property and equipment, the difference between the proceeds and the net book value of the assets is charged or credited to income.

          Intangible assets - Goodwill, representing the cost in excess of the
          -----------------
     fair value of the net assets of businesses acquired, is being amortized to operations on a straight-line basis over periods of up to 40 years. Other intangible assets are being amortized to operations on a straight-line basis over periods of up to 15 years. The Company periodically evaluates the goodwill and other intangible assets in relation to the operating performance and future contribution to the underlying businesses and makes adjustments, if necessary, for any impairment of these assets. Accumulated amortization as of June 30, 1996 and 1995, of goodwill was $1,160,000 and $1,083,000, respectively, and of other intangible assets was $1,089,000 and $975,000, respectively.

          Software development costs - Software development costs incurred for
          --------------------------
     products to be sold are capitalized only after establishing technological feasibility. Capitalized software is amortized over the greater of straight-line method over the estimated economic life of the product, ranging between three and five years, or the ratio that current revenues bear to the total of current and estimated future revenue stream on an individual product basis. At the end of each quarter, the Company re-evaluates the estimates of future revenues and remaining economic life of products for which software costs have been capitalized, and, if required under SFAS 86, writes-down the carrying values to net realizable value. At June 30, 1996, deferred software costs on the Company's balance sheet were carried at $11.2 million. Changes in estimates regarding the recoverability of this asset could have a significant adverse impact on the Company's future results of operations.

          The amount of software costs capitalized was $17,839,000, $7,401,000 and $1,171,000 and the related amortization expense was $734,000, $771,000 and $162,000 in 1996, 1995 and 1994, respectively. In the fourth quarter of fiscal year 1996, pursuant to the re-evaluation of software development costs discussed above, the Company wrote off $15.4 million of deferred software and related costs, comprised of $10.3 million in OSU related software costs, $1.2 million in commercial environmental related software costs, $2.9 million in other software costs, $617 thousand in related inventory costs, and $385 thousand in other related costs. During fiscal 1995, the Company wrote down the deferred software costs for prior development efforts associated with its commercial environmental software products to its estimated net realizable value by $500,000, after reassessing current trends in the marketplace.

          Revenue recognition - Service revenues result from contracts with
          -------------------
     various government agencies and private industry. Revenues on cost plus fee and fixed price contracts are recognized using the percentage of completion method generally determined on the basis of cost incurred to date as a percentage of estimated total cost. Revenues on time and materials contracts are recognized at contractual rates as labor hours and materials are expended. Losses are recognized in the period in which they become determinable.

          Costs incurred in excess of current contract funding are deferred when management believes they are realizable through subsequent additional funding. No revenues are recognized related to such costs which are included in unbilled reimbursable costs and fees in the accompanying consolidated balance sheets.

          Revenue on software sales are recognized upon the signing of a contract or receipt of a firm purchase order and the delivery and acceptance of the software.

          Retirement plans - The Company has a deferred income plan covering
          ----------------
     substantially all of its employees. The plan provides that the Company may make pension and employee deferred matching contributions for the benefit of employees. The amount of any such contributions is at the discretion of the Board of Directors. The total expense under the deferred income plan was approximately $3,842,000, $3,694,000 and $3,911,000 in 1996, 1995 and
     1994, respectively.

          The Company has an unfunded defined benefit pension plan for directors who are not employees of the Company. After termination as a director for any reason, a director will receive the then-current directors' retainer fee for the lesser of 15 years or life. Directors may also elect to receive a lump sum or other actuarial equivalent of the foregoing benefit. Directors achieve 50% vesting after five years of service, with annual increases of 10%, until full vesting is achieved after 10 years of service. However, in the event of a change in control, directors immediately become fully vested. The total expense charged under the defined benefit pension plan was approximately $50,000, $50,000 and $73,800 in 1996, 1995 and 1994,
     respectively. The present value of the projected benefit obligation is approximately $191,800 and $185,400 at June 30, 1996 and 1995,
     respectively.

           Income taxes - The provision for income taxes for fiscal years 1996
           ------------
     and 1995 have been computed under the requirements of SFAS No. 109, "Accounting for Income Taxes". The adoption of SFAS No. 109, effective July 1, 1993, resulted in a cumulative effect adjustment to increase income by $1 million for fiscal year 1994. SFAS No. 109 supersedes the Company's previous accounting practice of accounting for income taxes under SFAS No.
     96. Both statements require the use of the liability method of accounting for income taxes, but the recognition of deferred tax assets was limited under SFAS No. 96. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

          Earnings per share - Earnings per common share in 1995 and 1994 are
          ------------------
     computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Earnings per common share in 1996 do not include common equivalent shares, as the effect would be anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method. Primary and fully dilutive per share data, based on 9,172,000 shares in 1996, 9,393,000 shares in 1995 and 9,426,000 shares in 1994, respectively, is the same in each year.

          Use of estimates - The preparation of financial statements in
          ----------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          New accounting pronouncements - The Financial Accounting Standards
          -----------------------------
     Board has released SFAS Nos. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and 123 "Accounting for Stock-Based Compensation". The Company plans to adopt the provisions of these statements in fiscal year 1997, when required. The Company has not completed the process of evaluating the impact that might result from the adoption of these statements. The Company does not plan to adopt the recognition provision of SFAS No. 123, but rather continue to follow its current accounting practice.

          Changes in presentation - Certain amounts in the 1995 and 1994
          -----------------------
     Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.


     (2)  SALE OF REAL PROPERTY

          In June 1995, the Company sold approximately 13.1 acres, including all buildings, structures, parking areas and other improvements, located in Santa Barbara, California for $4,300,000. The Company received 20% of the proceeds in cash at closing and took back a promissory note, secured by a Deed of Trust, for the remaining balance of approximately $3,400,000. The note has a maturity of not more than 5 years, accrues interest at the rate of 7% per annum, provides for the annual payment of both interest and principal, and has a remaining balance of $2.0 million at June 30, 1996. The Company has included the note in deposits and other. The transaction resulted in the Company recognizing a gain of approximately $900,000 in 1995 from the sale.

          In addition to the sale of the property, the Company entered into a 15 year lease for a portion of a new building that is scheduled to be built on the existing property site.


     (3)  DEBT

          Long -term debt at June 30, 1996 consists of the following (the Company had no long-term debt at June 30, 1995):


                                               1996
                                          (in thousands)

          Revolving credit agreement          $ 5,425
          Term loans                            5,000
          Equipment financing                   7,346
          Other                                 1,822
                                              -------

          Total long-term debt                $19,593
          Less current portion                  1,823
                                              -------
                                              $ 17,770
                                              ========

          Equipment Financing - In June 1996, the Company completed a $7.5
          -------------------
     million financing of substantially all of its furniture and equipment. The loan is being amortized over a five year period at an interest rate of 9%.

          At June 30, 1996, the Company had a revolving credit agreement with its bank that provides for secured borrowings up to $22 million. The agreement extends to January 1998, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided an additional $5 million financing under term notes due September 1, 1998. Advances under the agreement and the notes accrue interest at the bank's prime rate which was 8.25% as of June 30,

     1996. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

     The revolving credit agreement contains certain covenants, including a material adverse change clause, which require the Company to maintain certain minimums for earnings, tangible net worth working capital and debt ratios. The Amended and Restated Revolving Credit and Term Loan Agreement containing the term loan and the revolving line of credit was amended as of March 31, 1996, and again as of June 30, 1996, to reduce various financial ratio covenant levels so as to bring the Company into compliance with those covenants as of those dates.

          Other debt consists of the net present value of the Company's obligation to Quintessential Solutions Inc. (QSI) incurred with the acquisition of the rights to QSI's operating software. Payments of $600,000 and $1,400,000 are due in November, 1996 and November, 1997 respectively.

          Annual maturities for all long-term debt for the next five years are as follows: 1997, $1,823,000; 1998, $8,028,000; 1999, $6,488,000; 2000,
     $1,628,000; 2001, $1,626,000.


     (4)  INCOME TAXES

          The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year are as follows:

                                                  1996      1995      1994
                                                --------  --------  --------
                                                       (in thousands)

     Tax (benefit) at statutory federal rate     (5,997)  $ 1,710   $ 2,180
     State income taxes                            (698)      ---       335
     Utilization of loss carryforwards              ---    (1,100)   (1,100)
     Change in valuation reserve                  6,659      (642)   (1,150)
     Other                                           36        32        34
                                                -------   -------   -------

     Provision for income taxes                 $  ---    $   ---   $   299
                                                =======   =======   =======

          The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                     As of June 30,
                                                -------------------------
                                                  1996              1995
                                                --------          -------
                                                      (in thousands)

     Deferred tax assets:
       Reserves and other contingencies         $  1,887          $ 1,942
       Compensation not currently deductible       2,159            2,061
       Net operating loss                         20,231            9,699
       AMT and general business credits            1,178            1,178
       Other                                         141               35
       Valuation reserve                         (15,443)          (5,796)
                                                --------          -------
           Total deferred tax assets              10,153            9,119
                                                --------          -------



     Deferred tax liabilities:
       Reimbursable costs and fees                (2,985)          (3,600)
       Prepaid expenses and rent                    (500)            (406)
       Depreciation (tax over book)               (1,410)            (982)
       Internally developed software              (4,258)          (3,131)
                                                                  -------
           Total deferred tax liabilities         (9,153)          (8,119)
                                                --------          -------

           Net deferred tax asset               $  1,000          $ 1,000
                                                ========          =======

          At June 30, 1996, the Company had net operating loss carryforwards of approximately $53 million to reduce future federal tax liabilities of which $23 million expire in 2006 and $30 million expire in 2011.


     (5)    COMMITMENTS AND CONTINGENCIES

          Commitments - The Company leases all of its facilities and rents
          -----------
     certain equipment under lease agreements, some with inflation escalator clauses. The minimum annual rentals due under non-cancelable leases during each of the next five years and in total thereafter, are presented in the table below.

                                      Operating Leases
                                       (in thousands)

          1997                            $ 6,789
          1998                              6,261
          1999                              6,042
          2000                              5,558
          2001                              5,018
          2002 and thereafter              36,793
                                          -------
                                          $66,461
                                          =======


          Rent expense under operating leases was $6,643,000, $6,181,000 and $6,716,000 net of sublease income of $477,000, $395,000 and $457,000, in
     1996, 1995 and 1994, respectively.

          The Company has employment agreements with 18 employees which provide for severance payments, in the event of a change of control situation, totaling approximately $2,810,000.

     (6)  ACCOUNTS RECEIVABLE AND UNBILLED REIMBURSABLE COSTS AND FEES

          A summary of U.S. government and non-U.S. government accounts receivable and unbilled reimbursable costs and fees is as follows:

                                                       1996      1995
                                                     --------  --------
                                                       (in thousands)
          Accounts receivable, net of reserves of
          $5 in 1996 and $16 in 1995 -
           U.S. government                            $24,057   $30,252
           Non-U.S. government                          5,909     2,167
                                                      -------   -------

                                                      $29,966   $32,419
                                                      =======   =======
          Unbilled reimbursable costs and fees,
          net of reserves of $3,691 in 1996
          and $3,821 in 1995 -
           U.S. government                            $ 3,805   $ 5,615
           Non-U.S. government                            228        47
                                                      -------   -------

                                                      $ 4,033   $ 5,662
                                                      =======   =======

          Invoices released in July that relate to June activity were $ 9,863,000 and $11,536,000 for 1996 and 1995, respectively, and are reflected in accounts receivable in the accompanying financial statements.

          The components of unbilled reimbursable costs and fees are as follows:


                                                                             1996     1995
                                                                            -------  -------
                                                                             (in thousands)

          Retainages billable upon completion of contract                    $1,989   $3,113
          Indirect costs incurred in excess of provisional billing rates        146      273
          Costs incurred in excess of contractual authorization,
           billable upon execution of a contract or contractual
           amendment to increase funding                                      1,898    2,276
                                                                             ------   ------

                                                                             $4,033   $5,662
                                                                             ======   ======

          At June 30, 1996, unbilled reimbursable costs and fees expected to be collected after one year were approximately $ 1,882,000.

          Costs incurred by the Company in the performance of U.S. government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

     (7)  RELATED PARTY TRANSACTIONS

          Through December 31, 1995, one of the Company's directors was of counsel to a law firm which serves as counsel for the Company. As of June 30, 1996, this director owns 21,356 shares and options to purchase 2,489 shares. In addition, the wife of this director holds 6,000 shares as trustee of various trusts. Fees for legal services rendered by the law firm to the Company aggregated $52,000, $83,000 and $25,000, in 1996, 1995 and 1994, respectively.

          A former director who served until November 4, 1993 was a partner in a law firm which served as counsel for the Company. Fees for legal services rendered by this law firm to the Company aggregated $4,000 in 1994.

          The chairman and chief executive officer of Mercantile Bankshares Corporation (Mercantile) is a member of the Company's Board of Directors. Mercantile has entered into a revolving credit agreement with the Company (see Note 3 for discussion).


     (8)  STOCK OPTIONS

          As of June 30, 1996, there are   251,378 shares of authorized but
     unissued common stock reserved for issuance under the Company's 1985 Employee Stock Option Plan. The number of shares subject to option at that date is 251,378. An option entitles the holder to purchase shares of the Company's stock at the market price on the date of grant. As of June 30,
     1996, options for   77,615 shares are exercisable.  The following table
     summarizes the option activity:

                                              1985 Employee Stock Option
                                                 Shares Under Option
                                                 -------------------
                                                              Option Price
                                            Number of Shares    Per Share
                                            ---------------- -------------
       Balance, June 30, 1993                     694,691    2.75     6.50

          Granted                                 164,500    6.50  - 11.25
          Exercised                              (112,378)   2.75     5.88
          Expired/Canceled                        (45,125)   3.13     7.31
                                                 --------

       Balance, June 30, 1994                     701,688    2.75  - 11.25

          Granted                                 111,888    12.38 - 16.00
          Exercised                              (161,795)   2.75     6.06
          Expired/Canceled                        (17,188)   3.13  - 15.44
                                                 --------

       Balance, June 30, 1995                     634,593    3.00  - 16.00

          Granted                                    ----             ---
          Exercised                              (373,215)   3.00  - 10.81
          Expired/Canceled                        (10,000)   3.63  - 15.44
                                                 --------

       Balance, June 30, 1996                     251,378    3.13  - 16.00
                                                 ========

          As of June 30, 1996, there are 699,620 shares authorized but unissued common stock reserved for issuance under the Company's 1994 Employee Stock Option Plan. The number of shares subject to option at that date is 604,283. An option entitles the holder to purchase shares of the Company's stock at the market price on the date of grant. As of June 30, 1996, there are 88,671 options that are exercisable. The following table summarizes the option activity:

                            1994 Employee Stock Option
                               Shares Under Option
                               -------------------
                                           Option Price
                         Number of Shares    Per Share
                         ---------------- ----------------
Balance, June 30, 1994            0                 N.A.

 Granted                    200,152      14.00  -  16.06
 Exercised                      ---                  ---
 Canceled                    (5,000)               15.44
                            -------

Balance, June 30, 1995      195,152      14.00   - 16.06

 Granted                    415,011      19.06   - 41.06
 Exercised                     (380)     16.06   - 24.63
 Canceled                    (5,500)     16.00   - 25.50
                            -------

Balance, June 30, 1996      604,283      14.00   - 41.06
                            =======

          As of June 30, 1996, there are 89,349 shares of authorized but unissued common stock reserved for issuance under the Company's Directors Fee Replacement Plan. The number of shares subject to option at that date is 29,623. Outside directors may elect to receive stock and/or non-qualified options in lieu of annual fees and/or other compensation.
     Options are immediately exercisable. Options remain exercisable for three years after a participant ceases to be a director. As of June 30, 1996, options for 29,623 shares are exercisable. A separate plan permits outside directors to receive their fees in the form of phantom stock, but to date, no phantom stock has been awarded. The table below summarizes the option activity.

          As of June 30, 1996, there are 430,433 shares of authorized but unissued common stock reserved for issuance under the Company's Cash Compensation Replacement Plan. The number of shares subject to option at that date is 30,301. Participation in the Plan is limited to officers of the Company. Under the Plan, participating officers forego cash compensation (up to 25% of salary and up to 100% of bonus) to purchase non-qualified options at a 20% discount. The options are immediately exercisable as to 80% of the shares, with the remainder becoming exercisable in increments over a four year period. Options remain exercisable for three years after an officer's termination as an employee. As of June 30, 1996, options for 24,491 shares are exercisable. The table below summarizes the option activity.


                                          Number of Shares Under Option
                                          -----------------------------

                                  Directors      Option         Cash         Option
                                     Fee          Price     Compensation      Price
                                 Replacement       Per      Replacement        Per
                                    Plan          Share         Plan          Share
                                 -----------   -----------  ------------   -----------

       Balance, June 30, 1993         35,438    .10 - 1.00         2,737          1.00

          Granted                      5,899          1.00         8,104          1.00
          Exercised                   (4,452)          .10           ---           ---
                                     -------   -----------        ------   -----------

       Balance, June 30, 1994         36,885    .10 - 1.00        10,841          1.00

          Granted                      7,649   3.05 - 3.77        11,283   3.05 - 3.77
          Exercised                  (20,149)   .10 - 1.00        (5,006)  1.00 - 3.77
                                     -------   -----------        ------   -----------

       Balance, June 30, 1995         24,385    .10 - 3.77        17,118   1.00 - 3.77

          Granted                      5,238   5.67 - 9.43        17,744   5.67 - 9.43
          Exercised                      ---           ---        (4,561)  1.00 - 8.57
                                     -------   -----------        ------   -----------

       Balance, June 30, 1996         29,623    .10 - 9.43        30,301   1.00 - 9.43
                                     =======   ===========        ======   ===========

          In December 1994, the Company announced that it had completed the previously authorized repurchase of 300,000 shares of its common stock, at a cost of $3,845,000, and that its Board of directors authorized the repurchase of up to 200,000 additional shares of its common stock in the open market or in private transactions.

          The timing and number of shares of the repurchase of the additional 200,000 shares of common stock will depend greatly on market conditions and other factors. The shares will be purchased with existing cash, short-term borrowings, future cash flows, or a combination of these factors, and may be retired or used for general corporate purposes. As of June 30, 1995, the Company has not purchased any additional shares under its repurchase program.

          The Company's current policy allows for the acceptance of mature shares of the Company's stock at market value in lieu of cash for the proceeds due upon exercise of the stock options and for tax withholdings due from the employee. Furthermore, the Company accepts shares issuable upon exercise at their fair market value in lieu of cash for the tax withholdings. The shares received are retired and are reflected as reductions in common stock and paid-in capital.


     (9)  ACQUISITION

          In the second quarter of fiscal 1996, the Company acquired substantially all of the assets of Quintessential Solutions, Inc. (QSI) for a purchase price of approximately $3.9 million. The purchase price consists of the initial cash payments of $2,190,000 and the net present value of the deferred payments of $600,000 due November 1996 and $1,400,000 due November 1997. The purchase price was allocated primarily to software development cost. If the purchase had occurred at the beginning of fiscal 1996 or fiscal 1995, there would have been no material impact on the Company's results of operations.


     (10) COMMON STOCK PURCHASE RIGHTS

          The Company has a Shareholder Rights Plan under which a dividend of one common stock purchase right (right) is automatically issued for each share of the Company's common stock. The rights are not exercisable or transferable apart from the common stock until ten business days after a person has acquired beneficial ownership of 25% or more of the common stock, or commences, or announces an intention to commence, a tender offer for 25% or more of the common stock. Separate certificates for the rights will be mailed to holders of the common stock as of such date, and each right will entitle the holder thereof to buy one share of common stock at an exercise price of $100. However, if any person or group becomes the beneficial owner of 25% or more of the stock other than pursuant to an offer for all shares which the independent Directors of the Company determine is fair to and otherwise in the best interest of the Company and its shareholders, each right not owned by such person or group will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the Company (or other consideration) which would have a market value of two times the exercise price of the right. Similarly, in the event that the Company is a party to a merger or other business combination transaction, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company which would have a market value of two times the exercise price of the right. The rights are redeemable at $.05 per right prior to the tenth business day following the public announcement that a person has acquired beneficial ownership of 25% of the common stock. Upon redemption, the right to exercise the rights will terminate. The rights expire on December 31, 2005.


     (11) SEGMENT INFORMATION

          The Company currently classifies its operations into three business segments: (i) professional services, primarily providing support to the U.S. government's Department of Defense; (ii) telecommunications products and software comprising of the OSU, NetworkVUE, and custom software for the telecommunications industry; and (iii) advanced products, which includes manufacturing test products, security products and services, and environmental software products. Information concerning the Company's business segments in fiscal 1996, 1995, and 1994 is as follows:

                                     Professional   Telecommunications   Advanced
                                       Services    Products & Services   Products   Corporate   Consolidated
                                     ------------  --------------------  ---------  ----------  -------------

     Revenues
       1996                              $117,697             $  2,009    $ 4,817     $   ---       $124,523
       1995                               133,218                  198      4,392         ---        137,808
       1994                               124,039                  ---      5,883         ---        129,922
     Operating income (loss)
       1996                                 1,553              (16,329)    (1,793)       (550)       (17,119)
       1995                                 6,566                 (824)    (1,255)        273          4,760
       1994                                 7,074                 (148)      (368)       (465)         6,093
     Identifiable assets
       1996                                44,204               17,155      3,062       9,680         74,101


       1995                                51,668                6,357      3,976      11,708         73,709
       1994                                52,183                  989      3,875      12,033         69,080
     Depreciation & amortization
       1996                                 2,893                  641        307         147          3,988
       1995                                 2.521                  125        396         143          3,185
       1994                                 2,279                   50        220          64          2,613
     Capital expenditures and
       software development costs
       1996                                 3,266               18,076      1,233         288         22,863
       1995                                 4,526                6,347        122         137         11,132
       1994                                 3,013                  989        608         171          4,781

     SUPPLEMENTARY DATA
     ------------------

     Quarterly Results of Operations
          (Unaudited)

          The following is a summary of the quarterly results of operations for the years ended June 30, 1996 and 1995 (in thousands, except for per share data):

                                                         1996
                                  -----------------------------------------------------
                                   First     Second      Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter      Year
                                  --------  ---------  ---------  ---------  ----------

     Revenues                      $32,686   $28,268    $28,981   $ 34,588    $124,523
     Operating income (loss) *         568      (235)    (1,105)   (16,347)    (17,119)
     Net Income (loss)                 631      (318)    (1,300)   (16,650)    (17,637)
                                   -------   -------    -------   --------    --------

     Income (loss) per share       $  0.07   $( 0.03)   $ (0.14)  $  (1.80)   $  (1,92)
                                   =======   =======    =======   ========    ========



                                                           1995
                                  ----------------------------------------------------
                                  First     Second     Third      Fourth
                                  Quarter   Quarter    Quarter    Quarter      Year
                                  --------  --------   --------   --------   ---------
     Revenues                      $31,494   $29,813    $35,688   $ 40,813    $137,808
     Operating income **             1,352       903      1,013      1,492       4,760
     Net Income                      1,507       930      1,107      1,486       5,030
                                   -------   -------    -------   --------    --------

     Income per share              $   .16   $   .10    $   .12   $    .16        $.54
                                   =======   =======    =======   ========    ========




     * NOTE: Operating income for the fourth quarter of 1996 includes the write-down of $15.4 million of software development and related costs.

     ** NOTE: Operating income for the fourth quarter of 1995 includes the gain of approximately $.9 million from the sale of the Company's California facility, as well as the write down of approximately $.5 million of software development costs.

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

              (b) SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

                   The following financial information is filed herewith on the pages indicated:

                   Schedule II - Valuation and Qualifying Accounts (Page 44)

              (c)  REPORTS ON FORM 8-K

                   None.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GRC INTERNATIONAL INC.



     Date: September 26, 1996            By: /s/ Jim Roth
           ------------------                -----------------------------
                                            Jim Roth
                                            President and Chief Executive
                                             Office, and Director


                               POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald B. Alexander his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Date: September 26, 1996          By: /s/ Jim Roth
           ------------------              -------------------------------
                                           Jim Roth
                                           President and Chief Executive
                                            Officer, and Director


     Date: September 26, 1996          By: /s/ Ronald B. Alexander
           ------------------              -------------------------------
                                           Ronald B. Alexander
                                           Senior Vice President-Finance,
                                            Chief Financial Officer and
                                            Treasurer


     Date: September 26, 1996          By: /s/ H. Furlong Baldwin
           ------------------              -------------------------------
                                           H. Furlong Baldwin, Director

     Date: September 26, 1996          By: /s/ Leslie B. Disharoon
           ------------------              -------------------------------
                                           Leslie B. Disharoon, Director

     Date: September 26, 1996          By: /s/ Charles H.P. Duell
           ------------------              -------------------------------
                                           Charles H.P. Duell, Director


     Date: September 26, 1996          By: /s/ Edward C. Meyer
           ------------------              -------------------------------
                                           Edward C. Meyer, Chairman
                                            of the Board


     Date:  September 26, 1996         By: /s/ George R. Packard
            ------------------             -------------------------------
                                           George R. Packard, Director


     Date: September 26, 1996          By: /s/ Herbert Rabin
           ------------------              -------------------------------
                                           Herbert Rabin, Director


     Date: September 26, 1996          By: /s/ Harris W. Seed
           ------------------              -------------------------------
                                           Harris W. Seed, Director
                                            and Assistant Secretary


     Date: September 26, 1996          By: /s/ E. Kirby Warren
           ------------------              -------------------------------
                                           E. Kirby Warren, Director


     Date: September 26, 1996          By: /s/Joseph R. Wright, Jr.
           ------------------              -------------------------------
                                           Joseph R. Wright, Jr., Director

                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

               We consent to the incorporation by reference in Registration Statements No's. 33-1046, 33-39512, 33-39513, 33-52536, 33-52538, 33-87981
     and 33-87982 of GRC International, Inc. on Form S-8 of our report dated August 20, 1996, appearing in this Annual Report on Form 10-K of GRC International, Inc. for the year ended June 30, 1996.



     DELOITTE & TOUCHE LLP
     McLean, Virginia
     September 27, 1996

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
                                 (in thousands)

                                                               Additions
                                                      --------------------------

                                          Balance at  Charged to      Charged        Deductions      Balance
                                          Beginning   Costs and      to Other           from        at End of
Description                               of Period    Expenses   Accounts /(A)/   Reserves /(B)/    Period
-----------                               ----------  ----------  ---------------  ---------------  ---------

Year ended June 30, 1996

Reserves for uncollectible receivables -
  Deducted from accounts receivable           $   16      $    5           $ ---          $   (16)     $    5
  Deducted from unbilled reimbursable
    costs and fees                             3,821         496             455           (1,018)      3,691
                                              ------      ------           -----          -------      ------

                                              $3,837      $  501           $ 455          $(1,097)     $3,696
                                              ======      ======           =====          =======      ======

Year ended June 30, 1995

Reserves for uncollectible receivables -
  Deducted from accounts receivable           $   64      $    3           $ ---          $   (51)     $   16
  Deducted from unbilled reimbursable
    costs and fees                             3,606       1,051            (197)            (639)      3,821
                                              ------      ------           -----          -------      ------

                                              $3,670      $1,054           $(197)         $  (690)     $3,837
                                              ======      ======           =====          =======      ======

Year ended June 30, 1994

Reserves for uncollectible receivables -
  Deducted from accounts receivable           $   75      $    3           $ ---              (14)     $   64
  Deducted from unbilled reimbursable
    costs and fees                             4,509         794              (6)          (1,691)      3,606
                                              ------      ------           -----          -------      ------

                                              $4,584      $  797           $  (6)         $(1,705)     $3,670
                                              ======      ======           =====          =======      ======

     /(A)/ Reductions of revenue for potentially nonrecoverable costs. /(B)/ Write off of uncollectible accounts and cost against reserves, net of recoveries.

                               INDEX TO EXHIBITS
                 (Exhibit Numbers correspond to Exhibit Table,
                           Regulation S-K, Item 601)

Exhibit
Number
------

 3.1      Restated Certificate of Incorporation (incorporated by reference to
          Exhibit 3.1 to the 1994 Form 10-K)

 3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the 1995 Form
          10-K)

10.1*     1985 Employee Stock Option Plan

10.2*     1994 Employee Option Plan

10.3*     Officers Stock Option Plan

10.4*     Cash Compensation Replacement Plan

10.5* Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 1995 Form 10-K)

10.6*     Directors Fee Replacement Plan

10.7*     Directors Phantom Stock Plan

10.8*     Directors Retirement Plan

10.9 Amended and Restated Revolving Credit and Term Loan Agreement, with Exhibits, with Mercantile-Safe Deposit & Trust Company, dated as of February 12, 1996, First Confirmation and Amendment thereto dated May 15, 1996, Second Confirmation and Amendment thereto dated July 18, 1996, and Third Confirmation and Amendment thereto dated September 24, 1996

10.10 Lease Agreement dated as of June 30, 1989, with Exhibits, between the Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.17 to the 1989 Form 10-K)

10.11 Lease Amendment No. 1, with Exhibits, to Lease between the Company and Centennial III Limited Partnership (incorporated by reference to
          Exhibit 10.6 to the 1990 Form 10-K)

10.12 Lease Amendments Nos. 2, 3, 4 and 5 to Lease between the Company and Richmond Land Corporation (as successor to Centennial III Limited Partnership) (incorporated by referenced to Exhibit 10.12 to the 1994 Form 10-K)

10.13 Lease Amendment No. 6 to Lease between the Company and Richmond Land Corporation (as successor to Centennial III Limited Partnership) (incorporated by referenced to Exhibit 10.13 to the 1995 Form 10-K)

10.14 Amended and Restated Rights Agreement dated June 30, 1995 between the Company and the American Stock Transfer & Trust Company (incorporated by referenced to Exhibit 10.14 to the 1995 Form 10-K)

10.15*    Employment Agreement between the Company and Jim Roth

10.16* Note dated July 9, 1992, and Deed of Trust dated as of August 11, 1993, by and between the Company and Jim Roth (incorporated by reference to Exhibit 10.15 to the 1994 Form 10-K)

10.17*    Employment Agreement between the Company and Gary L. Denman

10.18*    Employment Agreement between the Company and James P. McCoy

10.19*    Employment Agreement between the Company and Thomas E. McCabe

10.20*    Employment Agreement between the Company and Clifford C. Bream

10.21*    Employment Agreement between the Company and Ronald B. Alexander

10.22 Purchase and Sale Agreement and Joint Escrow Instructions between General Research Corporation and Bermant Development Company (incorporated by reference to Exhibit 10.19 to the 1995 Form 10-K)

10.23 First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between General Research Corporation and Bermant Development Company (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K)

10.24 Building Lease between the Company and Bermant Development Company (incorporated by reference to Exhibit 10.21 to the 1995 Form 10-K)

10.25 Interim Lease between the Company and Bermant Development Company (incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K)

10.26 Patent Application Assignment and Royalty Agreement dated as of October 15, 1993, by and among the Company (as successor to SWL Inc.), Robert E. Pfister and William D. Kight

11        Statement of Computation of Earnings Per Share

21        Subsidiaries of the Registrant

23        Consent of Deloitte & Touche LLP (included on Page 43 of Form 10-K)

24        Powers of Attorney (included as a part of signature pages)

27        Financial Data Schedule

*Indicates management contract or compensatory plan.