Form 10-K/A
period 1996-06-30
GRC INTERNATIONAL INC
filed 1996-10-01
CIK 201944

================================================================================

                                 UNITED STATES
                                   SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1

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

================================================================================

                               EXPLANATORY NOTE
                               ----------------

        This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended June 30, 1996 (the "Form 10-K") hereby amends the Form 10-K to include the exhibits filed herewith as indicated on the exhibit index.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GRC INTERNATIONAL INC.



     Date: October 1, 1996              By: /s/ Jim Roth
           ---------------                  -----------------------------
                                            Jim Roth
                                            President and Chief Executive
                                             Office, and Director




          Pursuant to the Securities and Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Date: October 1, 1996             By: /s/ Jim Roth
           ---------------                 -------------------------------
                                           Jim Roth
                                           President and Chief Executive
                                            Officer, and Director


     Date: October 1, 1996             By: /s/ Ronald B. Alexander
           ---------------                 -------------------------------
                                           Ronald B. Alexander
                                           Senior Vice President-Finance,
                                            Chief Financial Officer and
                                            Treasurer


     Date: October 1, 1996             By: /s/ H. Furlong Baldwin
           ---------------                 -------------------------------
                                           H. Furlong Baldwin, Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ Leslie B. Disharoon
           ---------------                 -------------------------------
                                           Leslie B. Disharoon, Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ Charles H.P. Duell
           ---------------                 -------------------------------
                                           Charles H.P. Duell, Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ Edward C. Meyer
           ---------------                 -------------------------------
                                           Edward C. Meyer, Chairman*
                                            of the Board
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ George R. Packard
           ---------------                 -------------------------------
                                           George R. Packard, Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ Herbert Rabin
           ---------------                 -------------------------------
                                           Herbert Rabin, Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ Harris W. Seed
           ---------------                 -------------------------------
                                           Harris W. Seed, Director*
                                            and Assistant Secretary
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ E. Kirby Warren
           ---------------                 -------------------------------
                                           E. Kirby Warren, Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

     Date: October 1, 1996             By: /s/ Joseph R. Wright, Jr.
           ---------------                 -------------------------------
                                           Joseph R. Wright, Jr., Director*
                                           *by Ronald B. Alexander
                                           pursuant to Power of Attorney

                               INDEX TO EXHIBITS
                 (Exhibit Numbers correspond to Exhibit Table,
                           Regulation S-K, Item 601)

Exhibit
Number
------

 3.1      Restated Certificate of Incorporation (incorporated by reference to
          Exhibit 3.1 to the 1994 Form 10-K)

 3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the 1995 Form
          10-K)

10.1*     1985 Employee Stock Option Plan

10.2*+    1994 Employee Option Plan

10.3*     Officers Stock Option Plan

10.4*+    Cash Compensation Replacement Plan

10.5* Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 1995 Form 10-K)

10.6*+    Directors Fee Replacement Plan

10.7*+    Directors Phantom Stock Plan

10.8*+    Directors Retirement Plan

10.9+ Amended and Restated Revolving Credit and Term Loan Agreement, with Exhibits, with Mercantile-Safe Deposit & Trust Company, dated as of February 12, 1996, First Confirmation and Amendment thereto dated May 15, 1996, Second Confirmation and Amendment thereto dated July 18, 1996, and Third Confirmation and Amendment thereto dated September 24, 1996

10.10 Lease Agreement dated as of June 30, 1989, with Exhibits, between the Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.17 to the 1989 Form 10-K)

10.11 Lease Amendment No. 1, with Exhibits, to Lease between the Company and Centennial III Limited Partnership (incorporated by reference to
          Exhibit 10.6 to the 1990 Form 10-K)

10.12 Lease Amendments Nos. 2, 3, 4 and 5 to Lease between the Company and Richmond Land Corporation (as successor to Centennial III Limited Partnership) (incorporated by referenced to Exhibit 10.12 to the 1994 Form 10-K)

10.13 Lease Amendment No. 6 to Lease between the Company and Richmond Land Corporation (as successor to Centennial III Limited Partnership) (incorporated by referenced to Exhibit 10.13 to the 1995 Form 10-K)

10.14 Amended and Restated Rights Agreement dated June 30, 1995 between the Company and the American Stock Transfer & Trust Company (incorporated by referenced to Exhibit 10.14 to the 1995 Form 10-K)

10.15*+   Employment Agreement between the Company and Jim Roth

10.16* Note dated July 9, 1992, and Deed of Trust dated as of August 11, 1993, by and between the Company and Jim Roth (incorporated by reference to Exhibit 10.15 to the 1994 Form 10-K)

10.17*+   Employment Agreement between the Company and Gary L. Denman

10.18*+   Employment Agreement between the Company and James P. McCoy

10.19*+   Employment Agreement between the Company and Thomas E. McCabe

10.20*+   Employment Agreement between the Company and Clifford C. Bream

10.21*+   Employment Agreement between the Company and Ronald B. Alexander

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

10.25 Interim Lease between the Company and Bermant Development Company (incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K)

10.26+ Patent Application Assignment and Royalty Agreement dated as of October 15, 1993, by and among the Company (as successor to SWL Inc.), Robert E. Pfister and William D. Kight

11+       Statement of Computation of Earnings Per Share

21+       Subsidiaries of the Registrant

23        Consent of Deloitte & Touche LLP (included on Page 43 of Form 10-K)

24 Powers of Attorney (included as a part of signature pages to the Form 10-K)

27        Financial Data Schedule

*Indicates management contract or compensatory plan.

+Filed herewith.