Form 10-Q
period 1996-09-30
GRC INTERNATIONAL INC
filed 1996-11-14
CIK 201944

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

               For the quarterly period ended September 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO   ____.
                                               -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
Class of Common Stock                                      October 31, 1996
---------------------                                      ----------------

    $.10 PAR VALUE                                         9,337,151 SHARES

================================================================================

                                   CONTENTS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" section of "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the Company's Form 10-K Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

A.   FINANCIAL STATEMENTS

     Consolidated Condensed Statements of Income                             3

     Consolidated Condensed Balance Sheets                                  4-5

     Consolidated Condensed Statements of Cash Flows                        6-7

     Notes to Consolidated Condensed Financial Statements                   8-9


B.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         10-17


C.   PART II - OTHER INFORMATION                                             18

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

                            GRC INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                ------------------
                                                 1996        1995
                                                -----        -----
REVENUES                                        $30,134     $32,686

Cost of revenues                                 25,300      27,542
                                                -------      -------

GROSS MARGIN                                      4,834       5,144

Research and Development                            934         191

Sales and Marketing                               1,725         788

General and Administrative                        4,649       3,597
                                                -------      ------

Total Operating Expenses                          7,308       4,576

OPERATING INCOME (LOSS)                          (2,474)        568

Interest  (expense) income, net                    (136)         63
                                                -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                (2,610)        631

Provision for income taxes                          ---         ---
                                                -------     -------

NET INCOME (LOSS)                               $(2,610)    $   631
                                                =======     =======

INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                       $  (.28)    $   .07
                                                =======     =======

COMMON SHARES USED FOR EPS
  CALCULATION                                     9,301       9,505
                                                =======     =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                             SEPTEMBER 30,  JUNE 30,
                                                 1996         1996
                                             -------------  --------
                                                 (IN THOUSANDS)
CURRENT ASSETS:

  Cash and cash equivalents                        $   291   $ 2,790
  Accounts receivable                               27,109    29,966
  Unbilled reimbursable costs and fees               4,878     4,033
  Inventories, at lower of cost or market            2,713     2,635
  Other receivables                                  1,259     1,018
  Prepaid expenses and other                         1,904     1,462
                                                   -------   -------

      Total current assets                          38,154    41,904
                                                   -------   -------

PROPERTY AND EQUIPMENT,
  at cost, net of accumulated depreciation
  and amortization of $10,224 and $9,465            12,350    12,267
                                                   -------   -------

OTHER ASSETS:

  Goodwill and other intangible assets, net          2,325     2,311
  Deferred software costs, net                      13,173    11,216
  Deposits and other                                 6,383     6,403
                                                   -------   -------

      Total other assets                            21,881    19,930
                                                   -------   -------

                                                   $72,385   $74,101
                                                   =======   =======

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                                    SEPTEMBER 30,   JUNE 30,
                                                         1996         1996
                                                    --------------  ---------
                                                         (IN THOUSANDS)
CURRENT LIABILITIES:
  Current maturities of long-term debt                   $  1,864   $  1,823
  Accounts payable                                          3,230      6,382
  Accrued compensation and benefits                        12,535     13,125
  Accrued expenses                                          1,696      2,095
  Other current liabilities                                 2,895      2,885
                                                         --------   --------

      Total current liabilities                            22,220     26,310
                                                         --------   --------

LONG-TERM DEBT                                             22,602     17,770
                                                         --------   --------

OTHER NON-CURRENT LIABILITIES                               1,385      1,346
                                                         --------   --------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value -
      Authorized - 30,000,000 shares
      Issued - 9,637,000 shares
       and 9,586,000 shares                                   964        958
  Paid-in capital                                          74,937     74,830
  Accumulated deficit                                     (45,878)   (43,268)
                                                         --------   --------

                                                           30,023     32,520

  Less:  Treasury stock, at cost; 300,000 shares           (3,845)    (3,845)
                                                         --------   --------

       Total stockholders' equity                          26,178     28,675
                                                         --------   --------

                                                         $ 72,385   $ 74,101
                                                         ========   ========

       The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        -------------
                                                      1996          1995
                                                    ---------  --------------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
 Net income (loss)                                  $ (2,610)   $  631
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                     1,027       770
     Provisions for losses on accounts
      receivable, unbilled reimbursable costs
      and fees, and inventory                            159       320
     Changes in assets and liabilities:
      Accounts receivable and unbilled
        reimbursable costs and fees                    1,853      (173)
      Inventory                                          (78)        3
      Other current assets                              (442)     (301)
      Accounts payable, accruals and
       other current liabilities                      (4,144)   (2,486)
     Other, net                                           12        46
                                                     --------    -------

NET CASH USED BY OPERATING ACTIVITIES                 (4,223)   (1,190)
                                                     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (950)   (1,057)
 Deferred software costs                              (2,062)   (2,342)
 Other, net                                             (290)     (258)
                                                      -------   -------

NET CASH USED BY INVESTING ACTIVITIES                 (3,302)   (3,657)
                                                      -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                        4,874     2,350
 Sale of common stock                                    113       ---
 Other, net                                               39      (161)
                                                     -------    -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       5,026     2,189
                                                     -------    -------

DECREASE IN CASH & CASH EQUIVALENTS                   (2,499)   (2,658)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,790     2,679
                                                     -------    -------

CASH & CASH EQUIVALENTS AT END OF PERIOD             $   291    $   21
                                                     =======    =======

          The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
                                                        1996         1995
                                                       ------       -----
                                                         (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES:

 Cash transactions:

 Interest paid                                         $  378       $  14

 Income taxes paid                                        ---          19

          The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


(1) The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(2) In November 1995, the Company acquired the rights to the operating software of Quintessential Solutions Inc. (QSI) at a cost of approximately $3.9 million. This software will be incorporated into the Company's NetworkVUE(TM) product and as such it has been accounted for as deferred software costs. Under the purchase agreement, payments with a net present value of $1.9 million were deferred until future periods. The Company has notified QSI that the Company will not make a $600 thousand payment due November 27, 1996, because of breaches of the purchase agreement by QSI.

(3) The Company has a revolving credit and term loan agreement, secured by a lien on all of the Company's assets. The revolving credit arrangement entitles it to borrow up to a maximum of $22 million at the prime rate (8.25% as of September 30, 1996). The revolving credit line is repayable on January 15, 1998, but will automatically be renewed for successive, one-year terms, unless the bank delivers written notice of non-renewal at least fifteen months prior to the end of the initial term or any subsequent renewal period. As of September 30, 1996, the Company had borrowed $10.5 million of the $22 million revolving facility.

     In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan is being amortized over a five year period at an interest rate of 9%.

     Long term debt at September 30, 1996, consists of the following:

                                        September 30, 1996  June 30, 1996
                                        ------------------  -------------
     Revolving Credit Agreement               $10,457          $ 5,425
     Term Loans                                 5,000            5,000
     Equipment Financing                        7,146            7,346
     Other                                      1,863            1,822
                                              -------          -------

     Total Long Term Debt                     $24,466          $19,593
     Less:  Current Portion                     1,864            1,823
                                              -------          -------

                                             $ 22,602          $17,770
                                             ========          =======

(4)  Changes in Presentation - Certain amounts in the September 30, 1995
     -----------------------
     Consolidated Financial Statements have been reclassified to conform to the September 30, 1996 presentation.

                            GRC INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND1995
                                  (UNAUDITED)

SUMMARY

     The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                  Three Months Ended                    Percentage
                                  9/30/96     9/30/95               Increase (Decrease)
                                  -------     -------               ------------------

Revenues                          $ 30,134    $32,686                    (7.8)%
                                  ========    =======

Operating income                    (2,474)   $   568                  (535.6)%

Interest income (expense), net        (136)        63                  (315.9)%
                                   --------   -------

Income before income taxes          (2,610)       631                  (513.6)%

Provision for income taxes             ---        ---
                                  --------    -------

Net income                       $ (2,610)    $   631                  (513.6)%
                                 ========     =======

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------------------------------

Revenues
--------

     The Company's revenues were $30.1 million for the first quarter of fiscal 1997, compared to $32.7 million for the same quarter last fiscal year. The revenue decrease of $2.6 million or 8% is substantially attributable to the $4.5 million decrease in service revenues from the minority-interest portion of a majority-owned joint venture which was accounted for on a consolidated basis through the first quarter of fiscal 1996. Consolidated first quarter 1997 service revenues of $28.2 million increased 5%, compared to first quarter 1996 service revenues, excluding the joint venture referred to above, of $26.9 million. Consolidated first quarter 1997 product revenues of $1.9 million increased 46%, compared to first quarter 1996 product revenues of $1.3 million.

     For the Company's Professional Service Organization ("PSO"), excluding the joint venture referred to above, service revenues of $27.3 million for the first quarter of fiscal 1997 increased 3% above service revenues of $26.4 million for the first quarter of fiscal 1996. Product revenues of $328 thousand for the first quarter of fiscal 1997 decreased 10% from product revenues of $366 thousand for the first quarter of fiscal 1996.

     For the Company's Telecommunications Division ("Telecom" ), first quarter fiscal 1997 revenues were $1.2 million, compared to none for the first quarter of fiscal 1996. Revenues from the OSU(R) business unit for the first quarter of fiscal 1997 amounted to $308 thousand, from the NetworkVUE(TM) business unit amounted to $197 thousand, and from the Application Software Group amounted to $670 thousand.

     For the Company's Advanced Product's Division ("APD"), first quarter fiscal 1997 revenues were $1.3 million, compared to approximately $1.4 million for the first quarter of fiscal 1996. The GRC Instruments ("GRC Instruments") materials testing business unit of APD had first quarter 1997 revenues of $459 thousand, a 21% decline from first quarter 1996 revenues of $578 thousand. The Commercial Information Solutions ("CIS") environmental, safety, and health management software business unit had $232 thousand first quarter 1997 revenues, compared to revenues of approximately $479 thousand for the prior year quarter, a decline of 52% due to the pending completion of the next generation of CIS's software product offering. The Advanced Security Technologies ("AST") business unit of APD had first quarter 1997 revenues of $469 thousand, compared to none in the previous year's quarter since the security business was not acquired until the second fiscal quarter of 1996. Finally, the Advanced Technology Services ("ATS") business unit of APD had first quarter 1997 revenues of $146 thousand, compared to revenues of $371 thousand for the prior year, a decline of 61%.

Cost of Revenues and Gross Profit
---------------------------------

     The Company's cost of revenues were $25.3 million for the first quarter of fiscal 1997, compared to $27.5 million for the same quarter last year. Accordingly, the Company's gross profit for the first quarter of fiscal 1997 was $4.8 million, or 16% of revenues, a 6% decline from the gross profit of $5.1 million, or 16% of revenues, for the first quarter of fiscal 1996.

     For PSO, excluding the joint venture referred to above, cost of revenues of $22.6 million increased 1% from the $22.3 million cost of revenues for the first quarter of the prior year. Gross profit of $5.0 million, or 18% of revenues, increased by 11% over gross profit of $4.5 million, or 17% of revenues, for the prior year's quarter.

     For Telecom, first quarter cost of revenues were $1.7 million, compared to none for the first quarter of fiscal 1996. Cost of revenues for the first quarter of fiscal 1997 were $722 thousand, $454 thousand, and $489 thousand for the OSU(R), NetworkVUE(TM), and ASG business units, respectively. Accordingly, gross profit for Telecom for the first quarter amounted to a negative $490 thousand, comprised of a negative $414 thousand, a negative $257 thousand, and a positive $181 thousand from the OSU, NetworkVUE and ASG business units, respectively. Negative gross margins for the OSU and NetworkVUE business units resulted from gross profits from unit sales being insufficient to cover the fixed cost of revenues associated with those business units.

     For APD, first quarter fiscal 1997 cost of revenues were $993 thousand, compared to approximately $930 thousand for the first quarter of fiscal 1996. GRC Instruments had first quarter 1997 cost of revenues of $233 thousand, compared to prior year cost of revenues of $346 thousand. CIS had first quarter cost of revenues of $210 thousand, compared to prior year cost of revenues of approximately $218 thousand. AST had first quarter cost of revenues of $414 thousand and none for the prior year since the security business was not acquired until the second quarter of fiscal 1996. Finally, ATS had first quarter cost of revenues of $136 thousand, compared to cost of revenues of approximately $366 thousand for the prior year.

     Accordingly, APD had a gross profit for the first quarter of fiscal 1997 of $314 thousand, or 24% of APD revenues, comprised primarily of $226 thousand, or 49% of revenues, for GRC Instruments, $23 thousand, or 10% of revenues, for CIS, and $55 thousand or 12% of revenues for AST. This compares with APD's gross profit for the first quarter of fiscal 1996 of approximately $497 thousand, or 35% of revenues, comprised primarily of $232 thousand, or 40% of revenues, for GRC Instruments and $260 thousand, or 54% of revenues, for CIS.

Operating Expenses and Operating Income
---------------------------------------

     Operating expenses for the first quarter of fiscal 1997 amounted to $7.3 million, or 24% of revenues, compared to $4.6 million, or 14% of revenues for the first quarter of the prior year, an increase of $2.7 million on a year-to-year basis.

     Research & Development expenses of $934 thousand for the first quarter of fiscal 1997 increased $743 thousand over R&D expenses for the prior year quarter of $191 thousand due to the completion of the OSU(R) Network Interface unit in the fourth quarter of fiscal 1996 and the redeployment of development resources. During the first quarter of fiscal 1997, the Company capitalized $2.1 million, $1.7 million of which related to NetworkVUE(TM), $258 thousand of which related to OSU(R), and $95 thousand of which related to ASG. Total product development effort, including research and development expenses and capitalized software development expenses, in the first quarter of fiscal 1997 were $3 million, a 20% increase over the $2.5 million expended in the prior year quarter. In the first quarter of fiscal 1997, 69% of the total product development effort was capitalized, compared to 92% in the prior year quarter. With the first commercial release of the NetworkVUE product in mid-October, 1996, the Company anticipates that the level of capitalization for NetworkVUE will decline substantially and the amortization to cost of revenues of amounts previously capitalized with respect to NetworkVUE will begin for the second and subsequent quarters of fiscal 1997.

     Sales and Marketing expenses of $1.7 million for the first quarter of fiscal 1997 increased $937 thousand, or 119%, over sales and marketing expenses for the prior year quarter of $788 thousand. This increase arose primarily from Telecom, where sales and marketing expenses increased from $266 thousand last year to $1.1 million for the first quarter this year. This increase arose from the commercial availability of the OSU(R) unit during the first quarter and the anticipated commercial availability of the NetworkVUE(TM) product early in the second quarter, which was, in fact, commercially released in mid-October 1996.

     General & Administrative expenses of $4.6 million increased $1 million, or 28%, over the $3.6 million incurred in the prior year quarter. The increase in G&A expense arose primarily in the increased infrastructure related to Telecom where G&A expenses increased from $329 thousand in the first quarter last year to $784 thousand in the first quarter this year, an increase of 138%, and in APD where G&A expenses increased from $233 thousand last year to $489 thousand this year, an increase of 110%.

     Accordingly, operating expenses rose from $4.6 million in the first quarter of fiscal 1996 to $7.3 million in the first quarter this year, and operating profit declined from a profit of $568 thousand last year to a loss of $2.5 million this year.

Operating Profit or Loss
------------------------

     The Company's operating loss for the first quarter of fiscal 1997 amounted to a consolidated operating loss of $2.5 million, consisting of a $1.7 million operating profit from PSO, a $2.8 million operating loss from Telecom, a $1.2 million operating loss from APD, and a $128 thousand operating loss from Corporate. This contrasts with a consolidated operating profit of $568 thousand for the first fiscal quarter of 1996, consisting of approximately a $1.4 million operating profit from PSO, a $604 thousand operating loss from Telecom, and approximately a $230 thousand operating loss from APD.

Net Interest Income or Expense
------------------------------

     Net interest expense in the first quarter of fiscal 1997 was $136 thousand, compared to net interest income of $63 thousand in the prior year. The increased interest expense is due to the Company's increasing reliance on debt to fund its losses from operations and other liquidity requirements.

Net Income or Loss
------------------

     The net loss for the first quarter of fiscal 1997 amounted to $2.6 million, compared to a profit of $631 thousand in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had $291 thousand in cash and cash equivalents at September 30, 1996, compared to $21 thousand at September 30, 1995. Net cash used in operations amounted to $4.2 million for the first quarter of fiscal 1997, compared to $1.2 million for the first quarter of fiscal 1996. Net cash used in investing activities for the first quarter of fiscal 1997 amounted to $3.3 million, compared to $3.7 million for the prior year quarter. Net cash provided by financing activities amounted to $5.0 million for the first quarter of fiscal 1997, compared to $2.2 million provided in the first quarter of fiscal 1996.

     Cash flows from operations, adjusted for cash used in developing software, was a negative $6.3 million and a negative $3.5 million in the first quarter of fiscal 1997 and 1996, respectively.

     As a result of the increase in debt during the first quarter of fiscal 1997, the Company's ratio of debt to total capitalization amounted to 48%, compared to 41% at June 30, 1996.

     During fiscal years 1994, 1995, 1996, and the first quarter of fiscal 1997, the Company's total cash investment in operating losses, capital equipment, net assets, including deferred software production costs, for Telecom amounted to approximately $37 million. This was funded primarily by a combination of internally generated cash flows from PSO and from increased bank debt.

     At September 30, 1996, the Company had $24.5 million of debt, $1.9 million of which was classified as short term, and $22.6 million of which was classified as long term. Of these amounts, $22.6 million was bank debt and $1.9 million was a note payable related to the 1996 acquisition of assets from Quintessential Solutions, Inc. The Company had no bank debt at June 30, 1995 and $17.8 million of bank debt at June 30, 1996.

     The credit facilities with the Company's bank consist of a fully used $5 million term loan, a $22 million revolving line of credit, of which $10.5 million was used at September 30, 1996, and a $7.1 million debt arising from the equipment financing arranged with the bank's equipment leasing subsidiary. The term loan is due on September 1, 1998, and bears interest at the bank's floating prime rate, currently 8.25% per annum. The revolving line of credit is due on January 15, 1998, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. The revolving line of credit bears interest at the bank's floating prime rate, currently 8.25% per annum. The equipment financing is for a term of 60 months.

     The Amended and Restated Revolving Credit and Term Loan Agreement containing the term loan and the revolving line of credit was amended as of March 31, 1996, and again as of June 30, 1996, to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates.

     At September 30, 1996 the Company was in compliance with its covenants under this Agreement. Whether the Company will be in compliance with the financial covenants of the Loan Agreement in the future is a function of the Company's results of operations for future quarters, and, if the Company is not in compliance there can be no assurance that the bank will be willing to again amend the Loan Agreement to bring the Company into compliance.

     During the first quarter of fiscal 1997, the Company increased its bank debt by $4.9 million, a cash "burn" rate of approximately $1.6 million per month. At the end of the first quarter, $11.5 million was the remaining balance available on the Company's revolving line of credit. Given the relatively high levels of debt already incurred by the Company, maintaining the Company's future liquidity and the availability of needed capital resources requires that either the Telecom business units begin generating positive operating cash flows, or the Company raise additional equity, or the Company enter into strategic financial and marketing relationships with appropriate participants in the telecommunications industry segment, or a combination of these corporate finance strategies. As previously announced, the Company has retained Smith Barney Inc. as its financial advisor to assist the Company in evaluating all possible financial and strategic options. There can be no assurance, however, that any or all of these options will be feasible, effective, or sufficient to satisfy the Company's liquidity requirements. If the Company's results of operations continue at the level of losses recently sustained, the Company's ability to secure debt or equity financing may become increasingly difficult.

OUTLOOK
-------

     As forward-looking statements where actual results may differ materially from those planned or expected, the Company believes that the following are the current outlooks for its various Divisions:

     For PSO, given its anticipated high win rates on new bids, and its enhanced focus on marketing its information technology services both within the government and in commercial areas, the Company believes that PSO should be able to sustain average long-term growth rates greater than it has been able to achieve in recent years. PSO, for this fiscal year, should continue to achieve positive operating results and positive cash flows.

     For Telecom's OSU(R) business unit, the Company has commissioned market surveys to determine the nature, extent, and timing of the addressable market served by the OSU Network Interface unit and the relative position of the OSU product offering within that anticipated market. There can be no assurance that these surveys will indicate that there is a substantial current or imminent market for the Company's product offerings or that, if there is such a current or imminent market, that the Company can compete effectively within that market. The Company's results of operations to date from the OSU business unit have not yet indicated that such a current or imminent market exists.

     For Telecom's NetworkVUE(TM) business unit, in mid-October 1996, the Company commercially released the first version of its NetworkVUE software suite. A fully competitive commercial product may require subsequent product versions having a more complete set of features and functions. There can be no assurance that the Company now has a competitive commercial product or that it can effectively compete in the market against established competitors. Given the recent first commercial release of a NetworkVUE product, the Company has only minimal operating history and, thus, cannot yet project whether or not it will be successful with this product in this market.

     For both the OSU(R) and NetworkVUE(TM) business units, given the early stage of these business units' commercial sales efforts, these units are expected to continue to sustain losses from operations and negative cash flows for at least this fiscal year.

     For Telecom's Application Software Group, the Company is optimistic regarding the Group's current and future prospects to engage in highly sophisticated and leading-edge software development for the telecommunications industry. However, given the early stage of this business unit's operating history, and its reliance upon one customer, ASG is expected to have essentially small loss to break-even cash flows for this fiscal year. The Company, however, expects a growth in revenues recognized by the Group and an operating profit for this fiscal year.

     For APD, given the maturity of the GRC Instruments materials testing business, the recent redevelopment of the FLOW GEMINI(TM) environmental, safety, and health management software of the CIS business unit, and growth prospects for the AST security and ATS systems integration business units, the Company expects a growth in revenues and gross margins for the Division, but, continued losses and negative cash flows for this fiscal year.

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

RISK FACTORS
------------

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for the historical information contained herein, the matters discussed in this Form 10-Q Quarterly Report which relate to present or future events or trends are intended to be forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements and again below.

         PSO derives substantially all of its business from service contracts with the Department of Defense of the United States government. This business is subject to the uncertainties of the U.S. budget, funding for the DoD, terminations of contracts for cause or government convenience, the type of contracts which may be awarded to the Company, and the ability of the Company to fill the required staff positions to service those contracts. These open positions require operations research and software engineers, computer programmers, and other skilled scientists and engineers, employees for whom there is a general shortage and a high degree of competitive pressure. At September 30, 1996, the Company had openings for approximately 274 employees, of which 219 related to positions for PSO. This contrasts with the Company's openings at June 30, 1996 for 245 employees, of which 209 related to positions for PSO. An inability to fill a substantial portion of these current openings could have a materially adverse impact on PSO's revenue growth and profitability. Although PSO's contracts number approximately 150, the loss of one or more of these contracts may have a substantial adverse impact on PSO's revenues and profitability, if the particular contract is large in relation to the rest.

         Telecom is a new business division for the Company, competing in a new industry segment, not related to government contracting. The OSU(R) Network Interface business unit sells hardware having a critical software component to the telecommunications industry and large private corporate users. The NetworkVUE(TM) business unit sells software and provides related services to the telecommunications industry, large corporate users, and to intermediary software and service providers to these end users. The Application Software Group provides software engineering and computer programming to the telecommunications industry. Actual results may differ materially from those planned or expected for these business units within Telecom, depending on the adverse impact of the following risk factors:

          . In all cases, the Company must attract, hire, and retain employees with the requisite training and experience in these industry segments, and the Company's business units must compete successfully with large well established companies already having product and service offerings which are familiar to the end users in the relevant segments.

          . The Company's OSU(R) product offering is dependent upon a substantial growth in the need for transmission bandwidth into customer premises causing the growth and development of fiber optic transmission services, the SONET (synchronous optical network) transmission protocol, and ATM switching technology (asynchronous transfer mode) and upon a matching of the features and functions of the Company's product offerings with the industry's requirements, as well as the buying procedures and lead times of established telecommunications service and equipment providers, which are not yet accustomed to buying a product offering from the Company.

          . The Company has commissioned market surveys to determine the nature, extent, and timing of the addressable market served by the OSU(R) Network Interface unit and the relative position of the OSU product offering within that anticipated market. There can be no assurance that these surveys will indicate that there is a substantial current or imminent market for the Company's product offerings or that, if there is such a current or imminent market, that the Company can compete effectively within that market. The Company's results of operations to date from the OSU business unit have not yet indicated that such a current market exists.

          . The Company's NetworkVUE(TM) product and service offering is dependent upon the successful marketing of the first version of the product, commercially released in mid-October 1996, the matching of the features and functions of this product, any subsequently released successor version of this product, and related service offerings with the needs of the telecommunications industry, large corporate end users, and intermediate service and product providers, and upon the Company's ability to successfully compete against larger already established competitors and competitive products in this market segment.

          . The Company's Application Software Group is, at present, a new business unit having one primary customer, Lucent, and is dependent upon attracting new clients.

          . The Company in general and Telecom business units in particular have not yet established sustained and continuing successes with their sales and marketing strategies and, thus, do not yet have the operating history which can serve as the basis for forecasting the future results of plans and budgets with small variability in expected results. Thus, the risk inherent in these businesses at this time is high.

          . Given the Company's increased reliance upon debt financing, the financial risk arising from increased leverage is higher than it has been in recent years and will probably grow higher during the next fiscal year.

          . If, in order to increase its liquidity, the Company were to issue additional equity, there can be no assurance that the current shareholders would not be diluted in their current ownership interest in the Company.

                          PART II - OTHER INFORMATION


Items 1, 2, 3 and 5 are Inapplicable.
-------------------------------------


Item 4 - Results of Votes of Security Holders.
----------------------------------------------

On November 7, 1996 the Annual Meeting of Shareholders was held. The shareholders re-elected 3 current directors as follows:

Director                 For          Withheld       Broker Nonvotes
--------                 ---          --------       ---------------
H. Furlong Baldwin    7,993,484       678,550                0

E. Kirby Warren       6,849,509     1,822,525                0

Joseph R. Wright      7,994,084       677,950                0

The shareholders ratified the selection of Deloitte & Touche, L.L.P. as independent public accountants for the fiscal year ending June 30, 1997 as follows:

          For            Against      Abstain          Broker Nonvotes
          ---            -------      -------          ---------------
       8,373,444         272,337      26,253                  0

Item 6(a) Exhibits.
-------------------

None.


Item 6(b) - Reports on Form 8-K.
--------------------------------

On October 16, 1996, the Company reported on Form 8-K that its Board of Directors expanded the Board to 11 directors, and elected Frank J.A. Cilluffo to the newly created seat, effective immediately. Mr. Cilluffo is a managing general partner of the company's largest shareholder, Cilluffo Associates, LP. The company also reported the election of President and Chief Executive Officer Jim Roth to the additional position of Chairman of the Board, effective at the conclusion of the annual meeting of shareholders on November 7, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GRC INTERNATIONAL, INC.



                              By: /s/ Ronald B. Alexander
                                  ----------------------------------------------
                                  Ronald B. Alexander
                                   Senior Vice President, Treasurer, Chief
                                    Financial Officer & Chief Accounting Officer



November 14, 1996