Form 10-Q
period 1997-03-31
GRC INTERNATIONAL INC
filed 1997-05-15
CIK 201944

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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
                                                ---     ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                                April 30, 1997
---------------------                               ---------------

   $.10 PAR VALUE                                  9,436,353 SHARES

--------------------------------------------------------------------------------
================================================================================

                                 CONTENTS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Form 10-Q captioned "Management's Discussion and Analysis". The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the Company's Form 10-K Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Form 10-Q and any Current Reports on Form 8-K filed by the Company.
                                                               PAGE
                                                               ----

PART I - FINANCIAL INFORMATION

A.  FINANCIAL STATEMENTS


    Consolidated Condensed Statements of Income                  3

    Consolidated Condensed Balance Sheets                        4

    Consolidated Condensed Statements of Cash Flows              6

    Notes to Consolidated Condensed Financial Statements         8

B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 11


C. PART II - OTHER INFORMATION                                   17

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

                            GRC INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except for per share data)
                                  (unaudited)

                                                  Three Months Ended   Nine Months Ended
                                                       March 31,           March 31,
                                                ---------------------- ------------------
                                                    1997       1996       1997      1996
                                                 ----------  --------- ---------  --------

REVENUES                                           $29,311    $27,645   $ 86,348   $85,780

Cost of revenues                                    24,336     23,443     71,105    73,340

Indirect & Other Costs                               3,936      3,858     12,111    10,831
                                                   -------    -------   --------   -------

Income from operations                               1,039        344      3,132     1,609

Interest (expense) income, net                        (445)      (195)      (922)     (215)
                                                   -------    -------   --------   -------

Income from continuing operations
  before provision for income taxes                    594        149      2,210     1,394

Income tax benefit                                   8,200        ---      8,200       ---
                                                   -------    -------   --------   -------

Income from continuing operations                    8,794        149     10,410     1,394
                                                   -------    -------   --------   -------

Loss from operations of discontinued
  business segments                                 (1,887)    (1,449)   (25,220)   (2,381)

Loss on disposal of discontinued
  business segments                                 (6,391)       ---     (6,391)      ---
                                                   -------    -------   --------   -------

Loss from discontinued operations                   (8,278)    (1,449)   (31,611)   (2,381)
                                                   -------    -------   --------   -------

Net Income (Loss)                                 $   516    $(1,300)  $(21,201)  $  (987)
                                                   =======    =======   ========   =======

Per Share Amounts:
Income from continuing operations                  $  0.89    $  0.02   $   1.09   $  0.15

Loss from discontinued operations                  $ (0.83)   $ (0.15)  $  (3.29)  $ (0.25)

Net Income (Loss)                                  $  0.06    $ (0.13)  $  (2.20)  $ (0.10)

Common Share and Common
  Share Equivalents                                  9,962      9,743      9,595     9,528

Prior period amounts are restated to conform to the current period presentation.
        The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)



                                              March 31,  June 30,
                                                1997       1996
                                              ---------  --------
                                                (in thousands)

CURRENT ASSETS:

 Cash and cash equivalents                      $ 4,718   $ 2,780
 Accounts receivable, net                        24,509    26,199
 Unbilled reimbursable costs and fees             4,924     3,911
 Inventories, at lower of cost or market             21        73
 Other receivables                                  912     1,000
 Prepaid expenses and other                       1,559     1,164
                                                -------   -------

     Total current assets                        36,643    35,127
                                                -------   -------

PROPERTY AND EQUIPMENT,
 at cost, net of accumulated depreciation
  and amortization of $8,868 and $7,610           9,718     9,695
                                                -------   -------


OTHER ASSETS:

 Net assets of discontinued operations              ---    14,752
 Goodwill and other intangible assets, net        2,314     2,274
 Deferred software costs, net                       488       467
 Deferred taxes                                  10,825     2,625
 Deposits and other                               3,622     3,755
                                                -------   -------

     Total other assets                          17,249    23,873
                                                -------   -------

TOTAL ASSETS                                    $63,610   $68,695
                                                =======   =======




Prior period amounts are restated to conform to the current period presentation.
        The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)



                                                   March 31,    June 30,
                                                      1997        1996
                                                   -----------  ---------
                                                       (IN THOUSANDS)

CURRENT LIABILITIES:
 Current maturities of long-term debt                $  1,320   $  1,243
 Accounts payable                                       1,420      4,807
 Accrued compensation and benefits                     12,261     11,897
 Deferred taxes                                         1,936      1,895
 Accrued expenses                                       1,863      1,456
 Other current liabilities                                648        849
 Net liabilities of discontinued operations             3,540        ---
                                                     --------   --------

     Total current liabilities                         22,988     22,147
                                                     --------   --------

LONG-TERM DEBT                                         30,992     16,528
                                                     --------   --------

OTHER NON-CURRENT LIABILITIES                           1,248      1,345
                                                     --------   --------

STOCKHOLDERS' EQUITY:
 Common Stock, $.10 par value -
     Authorized - 30,000,000 shares
     Issued - 9,643,000 shares
      and 9,586,000 shares                                964        958
 Paid-in capital                                       75,732     74,830
 Accumulated deficit                                  (64,469)   (43,268)
                                                     --------   --------

                                                       12,227     32,520

 Less:  Treasury stock, at cost; 300,000 shares        (3,845)    (3,845)
                                                     --------   --------

     Total stockholders' equity                         8,382     28,675
                                                     --------   --------

                                                     $ 63,610   $ 68,695
                                                     ========   ========




Prior period amounts are restated to conform to the current period presentation.
        The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                               Nine Months Ended
                                                                    March 31,
                                                               --------------------
                                                                 1997        1996
                                                               --------    --------
                                                                  (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
  Income from continuing operations                            $ 10,410    $  1,394
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                1,630         845
     Deferred tax benefit                                        (8,200)        ---
     Changes in assets and liabilities                           (2,357)      1,124
     Other, net                                                     201         (22)
                                                               --------    --------

NET CASH PROVIDED BY CONTINUING OPERATING
  ACTIVITIES                                                      1,684       3,341
                                                               --------    --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Loss from discontinued operations                             (31,611)     (2,381)
  Non-cash charges and changes in working capital                11,902     (13,451)
  Provision for loss on disposal of discontinued operations       6,391         ---
                                                               --------    --------

NET CASH USED IN DISCONTINUED OPERATIONS                        (13,318)    (15,832)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (1,281)       (709)
  Deferred software costs                                          (222)       (113)
  Other, net                                                       (100)        (31)
                                                               --------    --------

NET CASH USED IN INVESTING ACTIVITIES                            (1,603)       (853)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations                   (951)        ---
  New borrowings                                                 16,056      11,620
  Other, net                                                         70        (863)
                                                               --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        15,175      10,757
                                                               --------    --------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                    1,938      (2,587)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,780       2,669
                                                               --------    --------

CASH & CASH EQUIVALENTS AT END OF PERIOD                       $  4,718    $     82
                                                               ========    ========

Prior period amounts are restated to conform to the current period presentation.
        The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                        Nine Months Ended
                                                            March 31,
                                                        ------------------
                                                         1997      1996
                                                        -------  ---------
                                                          (in thousands)

SUPPLEMENTAL DISCLOSURES:

  Cash transactions:

  Interest paid                                          $1,027      $ 456

  Income taxes paid                                          12        181




Prior period amounts are restated to conform to the current period presentation.
        The accompanying notes are an integral part of these statements.

                           GRC INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED MARCH 31, 1997
                                  (unaudited)


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

(2) The Company has a revolving credit and term loan agreement, secured by a lien on all of the Company's assets. The revolving credit arrangement entitles it to borrow up to a maximum of $22 million at the prime rate (8.5% as of March 31, 1997). The revolving credit line is repayable on January 15, 1998, but will automatically be renewed for successive, one-year terms, unless the bank delivers written notice of non-renewal at least fifteen months prior to the end of the initial term or any subsequent renewal period. No notice of non-renewal was received by October 15, 1996, and, thus, the Revolving Credit is repayable on January 15, 1999. As of March 31, 1997, the Company had borrowed $17.3 million of the $22 million revolving facility.

     In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan is being amortized over a five year period at an interest rate of 9%. On April 30, 1997, the Company applied the $2.1 million in proceeds from the sale of its GRC Instruments/Dynatup business (see Note (5)) against its obligations under the equipment financing.

     Debt at March 31, 1997 and June 30, 1996 consisted of the following:

                                   March 31, 1997  June 30, 1996
                                   --------------  -------------

     Revolving Credit Agreement        $17,343        $ 5,425
     Term Loans                          5,000          5,000
     Convertible Debenture               3,441              0
     Equipment Financing                 6,528          7,346
                                       -------        -------

     Total Debt                        $32,312        $17,771
     Less:  Current Portion              1,320          1,243
                                       -------        -------

                                       $30,992        $16,528
                                       =======        =======

     At March 31, 1997, the Company was in default of certain covenants under the Amended and Restated Revolving Credit and Term Loan Agreement, which default was cured by an amendment to that Agreement dated May 13, 1997.

     On January 21, 1997, the Company entered into a Convertible Securities Subscription Agreement pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000. The Debenture bears interest at a 5% rate per annum and is convertible into the Company's Common Stock at the lesser of (i) $11 per share, or (ii) 94% of the low trade during the 3 trading days immediately preceding the date of conversion. The investor also received a 7-year Warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share. Other rights and obligations related to the Debenture and Warrant are contained in the Convertible Securities Subscription Agreement.

(3)  Changes in Presentation.  Certain amounts in the March 31, 1996 and June
     -----------------------
     30, 1996 Consolidated Condensed Financial Statements have been reclassified to conform to the March 31, 1997 presentation.

(4)  Discontinued Operations.  During the quarter ended March 31, 1997, the
     -----------------------
     Company adopted a plan to dispose of the Company's Telecommunications and Advanced Products Divisions ("Discontinued Divisions"). The Company expects that none of the final disposal dates of the business units within the Discontinued Divisions will be later than February 28, 1998. Disposition will be by cessation of operations and sale of residual intellectual property for the OSU, NetworkVUE, and Commercial Information Solutions ("CIS") business units and sale of the GRC Instruments/Dynatup and Vindicator business units. The remaining assets and liabilities of the Discontinued Divisions include operating and residual assets and liabilities and accruals for costs of discontinuance of the Discontinued Divisions. At March 31, 1997, the net liabilities of discontinued operations on the Company's balance sheet amounted to $3.5 million. The expected net loss from March 31, 1997 to the dates of disposition of the business units within the Discontinued Divisions amounts to a loss of $5.3 million. The loss from the Discontinued Divisions between the measurement date and March 31, 1997 was $1.1 million.

(5)  Subsequent Events.  On April 30, 1997, the Company sold the assets and
     -----------------
     liabilities of its GRC Instruments/Dynatup business unit for $2.1 million (which approximates the unit's net book value at that date), subject to adjustment pursuant to a final determination of the business unit's net worth at April 30, 1997. The proceeds received were used to pay down the Company's obligation under the Equipment Lease. As of May 13, 1997, the holder of the Convertible Debenture have given notice to convert $650 thousand of the $4 million Convertible Debenture into 160,064 shares of the Company's Common Stock.

(6)  New Accounting Pronouncements.  Statement of Financial Accounting Standard
     -----------------------------
     No. 128 ("SFAS 128"), "Earnings Per Share", is effective for periods ending after December 15, 1997 (early adoption is not permitted) and requires the Company to present a basic and diluted earnings per share. Had the Company computed earnings per share in accordance with SFAS No. 128, the results would have been as follows:


                                        MARCH 31, 1997            MARCH 31, 1996
                                       3 MOS.   9 MOS.            3 MOS.  9 MOS.
                                       ---------------            --------------
          Basic  EPS:
            Continuing operations      $ 0.94   $ 1.12            $ 0.02  $ 0.15
            Discontinued operations    $(0.89)  $(3.39)           $(0.16) $(0.26)
            Net income (Loss)          $ 0.06   $(0.14)           $(2.30) $(0.11)
          Diluted EPS:
            Continuing operations      $ 0.89   $ 1.09            $ 0.02  $ 0.15
            Discontinued operations    $(0.83)  $(3.29)           $(0.15) $(0.25)
            Net income (Loss)          $ 0.06   $(0.13)           $(2.18) $(0.10)


(7)  Income Taxes.   The Company recognized an incremental deferred tax asset of
     ------------
     $8.2 million in the quarter ended March 31, 1997. With the discontinuance of the Company's Telecom and Advanced Products Divisions, the losses generated by those discontinued operations will no longer offset the profits generated by the Company's services operations. Accordingly, it is now more likely than not that the Company will realize a substantial portion of its income tax carryforwards in the future and the Company recognized the incremental deferred tax asset.

                            GRC INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND1996
                                  (UNAUDITED)

SUMMARY

   The revenues, operating income, interest expense and discontinued operations of the Company are presented for the periods indicated:


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                     --------------------  --------------------
                                      3/31/97    3/31/96    3/31/97    3/31/96
                                     --------   --------   --------   --------

Revenues                             $ 29,311   $ 27,645   $ 86,348   $ 85,780
                                     ========   ========   ========   ========

Income from operations                  1,039        344      3,132      1,609

Interest income (expense), net           (445)      (195)      (922)      (215)
                                     --------   --------   --------   --------

Income from continuing operations
  before income tax benefit               594        149      2,210      1,394

Income tax benefit                      8,200        ---      8,200        ---

Loss from discontinued
  operations                           (8,278)    (1,449)   (31,611)    (2,381)
                                     --------   --------   --------   --------

Net income (loss)                    $    516   $ (1,300)  $(21,201)  $   (987)
                                     ========   ========   ========   ========

OVERVIEW
--------

   On February 28, 1997, the Company committed itself to a formal plan of disposition for two of its business segments, its Telecom and Advanced Products Divisions. The plan of disposition for the OSU and NetworkVUE business units within the Telecom Division and the Commercial Information Solutions business unit within the Advanced Products Division is the cessation of on-going operations and the sale of the residual intellectual property associated with those business units. The plan of disposition of the GRC Instruments/Dynatup and Advanced Security Technologies business units of the Advanced Products Division is the sale of those businesses.

   Consequently, the Company is reporting its results of operations for the Telecom and Advanced Products Divisions on a discontinued operations basis. The Company's information technology consulting services business (formerly known as the Professional Services Organization) constitutes its continuing operations.

   On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business for $2.1 million in cash, subject to adjustment based on a final determination of the net book value of that business as of April 30, 1997.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
---------------------------------------------------------------------------

     The Company's revenues were $29.3 million for the third quarter of fiscal 1997, compared to $27.6 million for the same quarter last fiscal year, a 6% increase. Revenues for the nine months ended March 31, 1997 were $86.3 million, a 1% increase over the $85.8 million nine-month revenues for the prior year.
For the nine months 1996, excluding the minority-interest portion of a majority-owned joint venture, the Company's revenues would have been $81.3 million. On that basis of comparison, the increase in the Company's revenues for the nine months 1997 would have been 6.2%.

     Indirect and other costs consist of selling, general and administrative, research and development, and other costs. For the three months ended March 31, 1997, indirect and other costs were $4.0 million, a 2% increase over $3.9 million for the quarter ended the prior year. For the nine months ended March 31, 1997, indirect and other costs were $12.1 million, a 12% increase over the $10.8 million for the prior-year nine month period. The increase is due primarily to a significant increase in bid and proposal costs incurred in the first half of the current year, compared to the prior year period.

     Income from continuing operations before taxes for the three month period amounted to $1 million, or 3.5% of revenues, compared to $344 thousand, or 1.2% of revenues, for the prior-year period. Income from continuing operations for the nine month period amounted to $3.1 million, or 3.6% of revenues, compared to $1.6 million, or 1.9% of revenues, for the prior-year period. The increased profitability from continuing operations for the three and nine-month periods of the current year, compared to the prior year, is due primarily to the termination of prior-year loss activities related to a division of the services organization which is no longer active.

   Net interest expense for the three month period amounted to $445 thousand, compared to $195 thousand for the prior-year period; and for the nine month period amounted to a net expense of $922 thousand, compared to $215 thousand for the prior-year period. For the three and nine-month periods, the increased net interest expense is due to the increase in the Company's debt.

   In the current fiscal quarter, the Company recognized an $8.2 million deferred tax asset related to its net loss carryforwards for income tax purposes, bringing to $9.2 million the total net deferred tax asset related to its carryforwards, and to $10.8 million in a total deferred tax asset.

   As a result of tax losses incurred in prior periods, the Company, at June 30, 1996, had tax loss carryforwards amounting to $53 million, and, with increased losses during the current fiscal year, the Company estimates that its tax loss carryforwards at March 31, 1997 amount to over $60 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This in turn is a function of the forecasts of the Company's profitability in future years. The Company's continuing operations consist of its information technology services business. The Company has been profitability engaged in this business for over 30 years and projects continued profitability in the future. In recent years, the Company's losses have been due to this profitability being more than offset by the losses generated from its Telecom and Advanced Product Divisions. With those Divisions now having been discontinued, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards.

     With the decision on February 28, 1997, to dispose of the Telecom and Advanced Product Divisions, the Company began reporting the results of operations for these Divisions on a discontinued operations basis. Prior periods have been restated to conform to the current period reporting format.

     Accordingly, the Company reported a loss from discontinued operations of $1.9 million for the three months ended March 31, 1997, and a loss of $1.4 million for the corresponding period of the prior year. For the nine months ended March 31, 1997, the loss from discontinued operations amounted to $25.2 million and a loss of $2.4 million for the corresponding period of the prior year. The loss on disposal of discontinued divisions, including estimated operating losses during phase out until disposal, amounted to $6.4 million reported in the quarter ended March 31, 1997.

     Consequently, the Company reported total losses from discontinued operations for the quarter ended March 31, 1997 of $8.3 million, compared to $1.4 million for the prior-year period, and a loss of $31.6 million for the nine-months ended March 31, 1997, compared to $2.4 million for the prior-year period.

     Net income for the quarter ended March 31, 1997 amounted to $516 thousand, compared to a loss of $1.3 million for the prior-year period, and, for the nine-months, the Company reported a net loss of $21.2 million, compared to a loss of $987 thousand for the prior-year period.

     Because the Company is reporting income from continuing operations, pursuant to APB 15, the Company is required to compute the denominator for the per-share amounts including common-stock equivalents. This includes the weighted average number of shares outstanding during the period, the dilutive effect of options and warrants, and the dilutive effect of the Convertible Debenture issued by the Company in January 1997. In addition, in computing the numerator in the per-share amount for income from continuing operations and for net income, any interest paid and any original issue discount accrued on the Convertible Debenture is eliminated on the assumption that the Debenture is converted for purposes of the earnings per share calculation.

     Accordingly, the net income of $0.06 per share for the three months ended March 31, 1997, compared to a loss of $0.13 per share for the prior-year period, and a loss of $2.20 per share for the nine months ended March 31, 1997, compared to a loss of $0.10 per share for the prior-year period.

     For balance sheet purposes, the business segments held for disposal are reported on a net basis. Accordingly, the Company has restated its balance sheet to report a net liability on assets held for disposition at March 31, 1997 of $3.5 million and a net asset of $14.8 million at June 30, 1996.

     At March 31, 1997, the company has 192 openings within its services organization, compared to 209 at June 30, 1996.

NEW YORK STOCK EXCHANGE CONTINUED LISTING REQUIREMENTS
------------------------------------------------------

     The Company's shares of Common Stock are listed and traded primarily on the New York Stock Exchange ("NYSE"), but also on the Pacific Stock Exchange. Rules
801.00 and 802.00 of the NYSE Listed Company Manual ("NYSE Manual") contain standards for the potential de-listing from trading of a listed company's securities. At March 31, 1997, the Company did not comply with the net tangible asset requirement of Rule 802. If the NYSE were to consider de-listing the Company's common shares, it would consider the Company's compliance with the original listing requirements contained in Rule 102.01. If so, the Company may have difficulty complying with the requirements for "aggregate market value of publicly-held shares" and the requirement for "demonstrated earning power". The Company has begun discussions with the NYSE on this matter and these discussions are continuing.

FINANCING
---------

     On January 21, 1997, the Company entered into a Convertible Securities Subscription Agreement ("Subscription Agreement") pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000 ("Debenture"). Also on January 21, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line Agreement") whereby an investor may purchase up to $18 million in the Company's Common Stock over a 3 1/2 year period beginning May 2, 1997.

     The Debenture bears interest at a 5% rate per annum payable quarterly in cash or, at the Company's option, the amount due may be added to the outstanding principal due under the Debenture. The Debenture is convertible into the Company's Common Stock at the lesser of (i) $11 per share, or (ii) 94% of the low trade during the 3 trading days immediately preceding the date of conversion. The investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission (which registration statement has now become effective) with respect to the Company's Common Stock into which the Debenture is convertible and for which the Debenture Warrant is exercisable. If the Company is in default under the Debenture, the investor may put the Debenture to the Company at 120% of the amount outstanding. The Debenture Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event the Debenture Warrant is repriced at the lesser of (i) $8.47 per share, or (ii) 80% of the Transaction Value (as defined in the Debenture Warrant), and the investor has the option to put the Debenture to the Company at 115% of the amount outstanding. Other terms, conditions, and limitations apply to the Subscription Agreement, the Debenture, the Registration Rights Agreement and the Debenture Warrant.

     As of May 13, 1997, the holder of the Convertible Debenture has given the Company Conversion Notices converting $650 thousand of the $4 million Debenture into 160,064 shares.

     Under the Equity Line Agreement, the investor may, but is not required to, purchase up to $3 million of the Company's Common Stock during the 6 month period beginning May 2, 1997. For the 3 years after that initial 6-month period, the Company can require the investor to purchase up to $3 million of the Common Stock per quarter up to an aggregate maximum of $18 million under the Equity

Line Agreement. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase Common Stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its Common Stock under the Equity Line Agreement, it must pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's Common Stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's Common Stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the Common Stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission with respect to the Company's Common Stock for which the Equity Line Warrant and the Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event is repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, when issued, will contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares (which registration statement is now effective), (ii) limitations based on the price and volume of the Company's Common Stock, and (iii) the percentage of the Common Stock beneficially owned by the investor from time to time. Other terms, conditions, and limitations apply to the Equity Line Agreement, the Registration Rights Agreement and the Equity Line Warrant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had $4.7 million in cash and cash equivalents at March 31, 1997, compared to $2.8 million at June 30, 1996.

     Net cash provided by continuing operations amounted to $1.7 million for the first nine months of fiscal 1997, compared to $3.3 million for the first nine months of fiscal 1996. Net cash used in discontinued operations amounted to $13.3 million for the first nine months of fiscal 1997, compared to a use of $15.8 million in the first nine months of fiscal 1996. Net cash used in investing activities for the first nine months of fiscal 1997 amounted to $1.6 million, compared to $853 thousand for the prior year period. Net cash provided by financing activities amounted to $15.2 million for the first nine months of fiscal 1997, compared to $10.8 million provided in the first nine months of fiscal 1996. The net increase in cash and cash equivalents for the first nine months of fiscal 1997 amounted to $1.9 million, compared to a decrease of cash and cash equivalents of $2.6 million in the prior-year period.

     As a result of the increase in funded debt and operating losses during the first nine months of fiscal 1997, the Company's ratio of total funded debt to total capitalization amounted to 80% at March 31, 1997, compared to 41% at June 30, 1996.

     Liquidity over the next year will be determined by (a) net cash flow from continuing operations, (b) capital expenditure requirements for continuing operations, (c) payments of interest on outstanding debt, (d) cash expenditures required with respect to discontinued operations, (e) cash inflows, if any, from the proceeds of the sale of discontinued operations, and (f) net proceeds received from the issuance of equity pursuant to the Equity Line Agreement. The Company expects to have positive cash flow from continuing operations, including capital expenditures and payments on outstanding debt. Including cash expenditures required for discontinued operations, the Company expects to be breakeven in net cash flow, before the inclusion of any proceeds from the sale of discontinued operations. After the inclusion of proceeds, if any, from the sale of discontinued operations and with the proceeds, if any, from the Equity Line Agreement, the Company expects to have positive net cash flows over the next year. Given the number of factors which can influence this expectation, actual results may differ materially from those expected.

     At March 31, 1997, the Company had $32.3 million of debt, $1.3 million of which was classified as short term, and $31.0 million of which was classified as long term. The Company had $17.8 million of bank debt and equipment lease financings at June 30, 1996.

     The credit facilities with the Company's bank consist of an $8 million term loan ("Term Loan") of which $5 million was used at March 31, 1997, a $22 million revolving line of credit ("Revolving Credit"), of which $17.3 million was used at March 31, 1997, and a $6.5 million debt arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary. The $2.1 million proceeds received on April 30, 1997 from the sale of GRC Instruments/Dynatup were used to pay down the Company's obligation under the Equipment Lease.

     The Term Loan is due on September 1, 1998, and bears interest at the bank's floating prime rate, currently 8.50% per annum. The Revolving Credit is due on January 15, 1999, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by October 15, 1996, and, thus, the Revolving Credit is repayable on January 15, 1999. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.50% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease is for a term of 60 months which commenced in June 1996.

     The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit was amended as of March 31, 1996, and again as of June 30, 1996, to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At September 30, 1996, the Company was in compliance with its covenants under this Agreement. At December 31, 1996 and March 31, 1997, the Company was in breach of financial covenants under the Loan Agreement. On February 7, 1997 and May 13, 1997, the Loan Agreement was again amended as of December 31, 1996 and March 31, 1997, respectively, to bring the Company into compliance with the covenants thereunder.

     Notwithstanding that the chairman of the board of the bank providing the credit under the Loan Agreement and Equipment Lease is a member of the board of directors of the Company, the Company believes that the terms of its credit agreements with the bank are substantially similar to those that could have been obtained from an unaffiliated third party.

OUTLOOK
-------

     With the discontinuation of losses from the Company's Telecom and Advanced Products Divisions, the Company has returned its focus to its information technology services business. This business has been and is expected to remain profitable with positive operating cash flows. With the positive free cash flow expected from the services business and with the potential to raise additional equity from the Company's Equity Line Agreement, the Company expects, over time, to reduce substantially the outstanding principal amount of its bank debt outstanding.

RISK FACTORS
------------

     The Company faces a number of risks, including, but not limited to:

     . The Company's ability to grow its services business and generate the positive free cash flow needed to support the debt service described above.

     . The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.

     . The Company's ability to keep and attract the personnel required to service its current and future contract portfolio.

     . A dependence upon government contracting in general, and particularly a high concentration of the Company's business with the U.S. Government, Department of Defense, and its instrumentalities.

     . The high degree of financial leverage under which the Company will continue to operate until its current debt levels are reduced and its equity levels increased.

     . The dilution to current holders of the Company's Common Stock through the issuance of additional equity to assist in paying down the debt.

     .    The availability of funds, as required, from the Equity Line
          Agreement.


                          PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are Inapplicable.
-----------------------------------------

Item 6(a) Exhibits.
-------------------


   Exhibit No.  Description
   -----------  -----------
      10.1      Fifth Confirmation and Amendment dated April 30, 1997, and effective as of April 30, 1997, to Amended and Restated
                Revolving Credit and Term Loan Agreement between the Company and
                Mercantile-Safe Deposit and Trust Company.

      10.2 Sixth Confirmation and Amendment dated May 13, 1997, and effective as of March 31, 1997, to Amended and Restated
                Revolving Credit and Term Loan Agreement between the Company and
                Mercantile-Safe Deposit and Trust Company

      11        Statement of Computation of Earnings Per Share

      27        Financial Data Schedule


Item 6(b) Reports on Form 8-K.
------------------------------

   On March 12, 1997, the Company filed a report on Form 8-K relating to the election on March 10, 1997 of Joseph R. Wright, Jr. as Chairman of the Board of Directors.

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



May 15, 1997