Form 10-K
period 1997-06-30
GRC INTERNATIONAL INC
filed 1997-09-29
CIK 201944

================================================================================

                                  UNITED STATES
                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)         Annual Report Pursuant to Section 13 or 15(d)
   [X]                of the Securities Exchange Act of 1934
                       For Fiscal Year Ended June 30, 1997

                                       OR

   [ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Transition Period From ..... to .....

                       Registrant, State of Incorporation,
                          Address and Telephone Number
                          ----------------------------

                          GRC INTERNATIONAL, INC.
                          (a Delaware Corporation)
 Commission                  1900 Gallows Road             I.R.S. Employer
  File No.                Vienna, Virginia  22182         Identification No.
 ----------                    (703) 506-5000             ------------------
  1-7517                                                      95-2131929

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
    Title of each class                             which registered
    -------------------                          ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 31, 1997, the aggregate market value of the Registrant's voting common stock held by non-affiliates was $42,391,690. As of July 31, 1997, there were 9,552,652 shares of the Registrant's $.10 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Corporation's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement shall be filed in accordance with the rules of the Commission within 120 days after the close of the fiscal year to which this report pertains.

================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.
Item 1.   Business                                                                        3
Item 2.   Properties                                                                      6
Item 3.   Legal Proceedings                                                               6
Item 4.   Submission of Matters to a Vote of Security Holders                             7

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters           7
Item 6.   Selected Financial Data                                                         8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                   9
Item 8.   Financial Statements and Supplementary Data                                    17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                           40

PART III.

Item 10.  Directors and Executive Officers of the Registrant                             41
Item 11.  Executive Compensation                                                         41
Item 12.  Security Ownership of Certain Beneficial Owners and Management                 41
Item 13.  Certain Relationships and Related Transactions                                 41

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                41
          Signatures                                                                     42


Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" section of "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

                                    PART I

ITEM 1.   BUSINESS
          --------

     General
     -------

     GRC International, Inc. (the "Company") was organized in California in 1961. Since 1974, the Company has been a Delaware corporation. The Company is headquartered in Vienna, Virginia.

     Almost all of the Company's revenues have been generated from the Company's professional services business. The Company's capabilities focus on information technology consulting services provided primarily to the Department of Defense ("DoD") and its instrumentalities. The number of active contracts at year-end 1997, 1996 and 1995 were 144, 149 and 175, respectively, substantially all of which were with the DoD.

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

     As a professional service provider, the Company's revenues are critically dependent upon the number and skill level of its employees. The Company's ability to meet planned and expected revenue levels is a function, among other things, of its ability to staff open positions with the personnel required to satisfy its contractual backlog.

     The Company also develops software and products for commercial telecommunications equipment providers, ranging from embedded communications software to graphical user interfaces and resource managers. The Company's primary commercial telecommunications customer is Lucent Technologies, Inc. ("Lucent"). The major task completed is the development of embedded software applications and capabilities for the Lucent Digital Access Cross-Connect Systems ("DACS"), particularly the development of embedded software for a Hybrid DS3 Multiplexor for DACS II CEF product. The Company also provides graphical user interfaces for a craftsperson to manage the DACS II ISX equipment and development of a digital multi-point bridge application for DACSII ISX product.

     Discontinued Operations
     -----------------------

     On February 28, 1997, the Company committed itself to a formal plan of disposition for two of its business segments, its Telecommunications and Advanced Products Divisions. The plan of disposition for the OSU and NetworkVUE business units within the Telecommunications Division and the Commercial Information Solutions business unit within the Advanced Products Division involved the cessation of on-going operations and the sale of the residual intellectual property associated with those business units. The plan of disposition of the GRC Instruments/Dynatup and Vindicator(TM) business units of the Advanced Products Division involved the sale of those businesses.

     Consequently, the Company has reported its results of operations for the Telecommunications and Advanced Products Divisions on a discontinued operations basis. The Company's information technology and professional services business (formerly known as the Professional Services Operations) constitutes its continuing operations.

     On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business for $2.0 million in cash.

     On June 5, 1997, the Company sold the assets of its Vindicator business unit within its discontinued Advanced Products Division. The sale was for book value of approximately $700 thousand, with payment of $100 thousand at closing and $150 thousand 90 days thereafter, both of which payments have been received by the Company. The remainder of the purchase price is payable at a rate of 6% of sales through 1998, but in all events, any remaining balance is payable in a lump sum at December 31, 1998.

     On June 27, 1997, the Company sold the assets and liabilities of its Optical Service Unit ("OSU") business unit within its discontinued Telecommunications Division. The sale was for a cash payment of $1.5 million payable in part at, and the remainder shortly after, closing, both of which payments have been received by the company, and a royalty schedule on sales of the OSU unit or derivatives over the next 10 years.

     The operations of the NetworkVUE business unit within the Company's discontinued Telecommunications Division have been substantially curtailed, with only maintenance of the NetSolve component of NetworkVUE being continued through September 30, 1997, after which the remaining business may be shut down.

     The operations of the Commercial Information Systems ("CIS") component of the Company's discontinued Advanced Products Division have been substantially curtailed and are planned to be shut down in October 1997.

     Patents, Trademarks, Licenses, Copyrights
     -----------------------------------------

     The Company has a variety of U.S. and foreign patents, patent applications, trademarks and trademark applications, none of which are material.

     Contracts
     ---------

     Government contract revenues from professional and technical services, either as prime contractor or subcontractor, represented approximately 95%, 93%, and 96% of the Company's total revenues from the fiscal years ended June 30, 1997, 1996, and 1995, respectively. The Company's government contracts generally fall into one of three categories: (1) cost reimbursable, (2) fixed price, or
(3) time and materials. Under a cost reimbursable contract, the government reimburses the Company for its allowable costs and expenses, and pays a fee which is either negotiated and fixed or awarded based on performance. Under a fixed price contract, the government pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. For fiscal years 1997, 1996, and 1995, approximately 60%, 62%, and 62%, respectively, of the Company's professional and technical services revenues were from cost reimbursable contracts, while approximately 40%, 38%, and 38%, respectively, were fixed price or time and materials type contracts, with fixed price constituting approximately 5% of the total in each year.

     The Company's contracts are performed for a number of program offices within various defense agencies, including each of the armed services. Customers outside the field of defense and national security include other agencies of the federal government and private industry. Any or all of the contracts with agencies of the United States government may be subject to termination for the convenience of the government. If a contract were to be terminated, the Company would be reimbursed for its allowable costs up to the date of the termination, and would be paid a proportionate amount of the fees attributable to the work actually performed. In addition to the normal risks found in any business, companies conducting research and analysis services for the United States government are subject to changes in the defense budget, terminations of contracts for cause or government convenience, and significant changes in contract scheduling and funding.

     At June 30, 1997, the Company had a maximum contract backlog amounting to $372 million, compared to $326.8 million, and $235.3 million for 1996 and 1995, respectively. For this purpose, maximum contract backlog generally assumes that all government contract options for services in succeeding years will be exercised and funded. Only a portion of the maximum contract backlog would generally relate to the upcoming year. Funded contract backlog at June 30, 1997, amounted to $44 million, compared to $48.5 million and $38.7 million for 1996 and 1995, respectively. Funded contract backlog represents the expected contract revenues for which contract awards have been made and funded, and, thus, primarily represent the year-end backlog of firm orders for which revenues may be expected in the following year.

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

     Research and Development
     ------------------------

     The Company performs R&D on its own behalf and on behalf of the U.S. government under various government contracts. The Company's strategy, where feasible and permissible, is to expand upon the government R&D work so as to exploit it commercially.

     Employees
     ---------

     As of June 30, 1997, the Company employed 1,162 full-time or special full time and 14 part-time people, a decrease of 173 people, or 13%, from the 1,335 people employed at June 30, 1996, comprised of 1,225 full-time and 110 part-time people. The decrease is due primarily to the reductions in employment related to discontinued operations. At June 30, 1997, the Company had approximately 210 openings for full-time employees, compared to approximately 222 openings at June 30, 1996.

ITEM 2.   PROPERTIES
          ----------

     All of the Company's operations are conducted in leased facilities. The Company has approximately 27 leased facilities for continuing operations within the United States comprising approximately 348 thousand square feet. The minimum annual rentals for fiscal year 1998 under non-cancelable operating leases are approximately $6.6 million. The terms of Company leases range from monthly tenancies to multi-year leases, and many of these leases may be renewed for additional periods at the option of the Company. Major leased facilities are at locations in California and Virginia. The Company owns no real property and has no plans to purchase any in the foreseeable future. The Company believes that its facilities are adequate for its purposes.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

         The Company is involved in a number of legal proceedings arising out of the normal course of its business, none of which, individually or in aggregate, are, in the opinion of management, material to the operations of the Company or are likely to have a material adverse impact on the Company's liquidity or financial condition. The Company has a disputed $2.0 million obligation to Quintessential Solutions Inc. (QSI) incurred with the acquisition of the rights to QSI's operating software. Payments of $600,000 and $1,400,000 are due in November 1996 and November 1997, respectively. Because of a dispute with QSI, the Company did not make the November 1996 payment.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matter was submitted to a vote of holders of the Company's stock in the fourth quarter of fiscal year 1997.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     Stock Prices and Dividends
     --------------------------

     The Company's common stock is traded on the New York and Pacific Stock Exchanges. As of July 31, 1997, there were 1,380 holders of record of the Company's common stock. Stock price information by quarter is presented in the following table:

                                                  Fiscal Year
      Market                    ---------------------------------------------
      Price                           1997                          1996
     --------                   -----------------             ---------------
                                High          Low             High        Low
                                ----          ---             ----        ---
     1st Quarter               38 5/8       13 3/4           26 3/8      15 7/8
     2nd Quarter               18 1/4       6                39 5/8      21 7/8
     3rd Quarter               8 3/8        3 3/4            38 1/2      30 3/8
     4th Quarter               6 1/4        4 1/4            44 5/8      31 1/4

     On September 19, 1997, the closing price of the Company's common stock was $7 1/2.

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

     Recent Sales of Unregistered Securities
     ---------------------------------------

     During May and June 1997, the Company issued a total of 5,008 shares of common stock to The Parsons Consulting Group, Inc. ("TPCG") in fulfillment of a contractual obligation to compensate TPCG for services rendered to the Company. The offering was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

GRC International, Inc. and Subsidiaries


FOR THE YEAR ENDED JUNE 30,                                    1997         1996            1995             1994            1993
                                                              ------       ------          ------           ------          ------
                                                                           (in thousands, except for per share data)
Revenue                                                       $117,599      $117,016        $132,812         $122,872      $123,821
Operating income (loss)                                          4,622          (182)*        6,800*            6,468         5,758
Interest income (expense), net                                  (1,343)         (518)            270              319           139
Income tax (provision) benefit                                  10,582           ---             ---             (299)         (308)

Cumulative effect of accounting change                             ---           ---             ---            1,000           ---
                                                             ---------     ---------      ----------      -----------     ----------
Income (loss) from continuing operations                        13,861          (700)          7,070            7,488         5,589
Loss on discontinued operations                                (31,611)      (16,937)         (2,040)            (375)          (80)
                                                             ---------     ---------      ----------      -----------     ----------
Net income (loss)                                            $ (17,750)    $ (17,637)     $    5,030      $     7,113     $   5,509
                                                             =========     =========      ==========      ===========     =========

Income (loss) per common share from continuing operations    $    1.46     $  (0.08)      $     0.75      $      0.79     $    0.61
Net income (loss) per common share                           $   (1.87)    $   (1.92)     $     0.54      $      0.76     $    0.60
Weighted average number of common and common shares
   equivalents                                                   9,514         9,172           9,393            9,426         9,211

Working capital (excluding discontinued operations)          $  20,459     $  14,857      $   19,688       $   24,683     $  24,959
Net assets (liabilities) (discontinued operations)              (4,591)       14,742           9,975            3,449         2,564
Total assets                                                 $  65,964     $  67,070      $   71,107       $   67,230     $  64,202
Long-term debt (less current maturities)                     $  28,153**   $  16,527**           ---              ---     $   3,051
Stockholders' equity                                         $  13,076     $  28,675      $   48,268       $   45,040     $  39,310

* The operating loss for 1996 includes a write-off of $3.3 million in deferred software and related costs, and the operating income for 1995 includes write-off of $0.5 million for deferred software and a gain of approximately $0.9 million from the sale of a facility.
** Excludes the QSI debt of $2 million in 1997 and $1.2 million in 1996. See
   Note 11 to the Financial Statements.

Prior year balances have been restated to conform to 1997 presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     Summary
     -------

     The following table sets forth for the years indicated the percentage of total revenues for each item in the Consolidated Statements of Income and the percentage change of those items as compared to the prior year:

                                                                               Period to
                                        Relationship to Total Revenues        Period Change
                                        ------------------------------    ----------------------
                                          FY97       FY96       FY95      97 vs. 96    96 vs. 95
                                          ----       ----       ----      ---------    ---------
Revenues 100%                             100%       100%       0.5%        -11.9%
Cost of revenues                           82%        85%        83%         -3.3%        -10.0%
                                          ----       ----       ----
Gross Margin                               18%        15%        17%         21.6%        -21.2%
G&A, marketing, R&D expenses               14%        12%        12%         15.8%         -6.7%
Write-Down                                  0%         3%         0%           NM            NM
                                            --         --         --
Operating income                            4%         0%         5%           NM        -102.7%
Net interest expense                        1%         0%         0%        159.3%       -291.9%
                                            --         --         --
Income (loss) from continuing operations,
  before income taxes                       3%        -1%         5%           NM        -109.9%
Provision (benefit) for income taxes       -9%         0%         0%           NM            NM
                                           ---         --         --
Income from continuing operations          12%        -1%         5%           NM        -109.9%
                                           ---        ---         --
Loss from discontinued operations         -21%       -14%        -2%           NM        -730.2%
Loss on disposal of discontinued
  operations                               -5%         0%         0%           NM            NM
                                           ---         --         --
Net income (loss)                         -15%       -15%         4%           NM        -450.6%

"NM" indicates the percentage change is not meaningful.

Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

Continuing Operations
---------------------

     Revenues
     --------

     Fiscal year 1997 revenues of $117.6 million were $583 thousand, or 1%, higher than fiscal year 1996 revenues of $117.0 million.

     For 1997, revenues of $117.6 million consisted of $115.9 million in services revenues and $1.7 million in product revenues. For 1996, revenues of $117.0 million consisted of $110.1 million in service revenues, $2.4 million in product revenues, and $4.5 in revenues from the minority-interest portion of a majority-owned joint venture, which was accounted for on a consolidated basis through the first quarter of 1996. Excluding this $4.5 million in minority-interest revenues, FY 1997 revenues increased by 4.4% over FY 1996, from $112.5 million to $117.6 million. The same change in revenues is the net effect of a variety of factors, none significant, over the Company's approximately 150 active contracts.

     Cost of Revenues and Gross Profit
     ---------------------------------

     Cost of revenues for 1997 amounted to $96.1 million, or 82% of revenues, compared to $99.3 million, or 85% of revenues for 1996. Gross profit for 1997 amounted to $21.5 million, or 18% of revenues, compared to $17.7 million, or 15% of revenues for 1996, an increase of 21%.

     Operating Expenses and Operating Income
     ---------------------------------------

     Fiscal year 1997 total operating expenses of $16.9 million, or 14% of revenues, were $1.0 million less than the $17.9 million in operating expenses for 1996. However, excluding a $3.3 million write off of capitalized software and related items in FY 1996, operating expenses were $14.6 million in FY 1996. The $2.3 million increase in adjusted operating expenses was attributable primarily to bid and proposal and other general and administrative expense increases during fiscal year 1997.

     Operating profit from continuing operations for 1997 amounted to $4.6 million compared to a loss of $182 thousand for FY 1996.

     Net Interest Income or Expense
     ------------------------------

     Net interest expense of $1.3 million for 1997, compared to net interest expense of $518 thousand for 1996, reflects the significant increase in debt incurred during 1997 in order to fund what are now Discontinued Operations.

     Income Tax Benefit
     ------------------

     In fiscal year 1997, the Company recognized a $10.6 million deferred tax asset related to its net loss carryforwards for income tax purposes, bringing to $11.6 million the total net deferred tax asset.

     As a result of tax losses incurred in prior periods, the Company, at June 30, 1997, had tax loss carryforwards amounting to $64 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This in turn is a function of the forecasts of the Company's profitability in future years. The Company's continuing operations consist of its information technology services business. The Company has been profitability engaged in this business for over 30 years and projects continued profitability in the future. In recent years, the Company's losses have been due to this profitability being more than offset by the losses generated from its Telecommunications and Advanced Product Divisions. With those Divisions now having been discontinued, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards.

     Income or Loss from Continuing Operations
     -----------------------------------------

     Income from continuing operations for 1997 amounted to $13.9 million, compared to a loss of $700 thousand for 1996.

     Discontinued Operations
     -----------------------

     During the quarter ended March 31, 1997, the Company adopted a plan to dispose of the Company's Telecommunications and Advanced Products Divisions ("Discontinued Divisions"). The Company expects that none of the final disposal dates of the business units within the Discontinued Divisions will be later than February 28, 1998.

     On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business unit for $2.0 million. The proceeds received were used to pay down the Company's obligation under the Equipment Lease.

     On June 5, 1997, the Company sold the assets of its Vindicator security business unit within its discontinued Advanced Products Division. The sale was for book value of approximately $700 thousand, with payment of $100 thousand at closing and $150 thousand 90 days thereafter, both of which payments have been received by the Company. The remainder of the purchase price is payable at a rate of 6% of sales, but in all events, any remaining balance is payable in a lump sum at December 31, 1998.

     On June 27, 1997, the Company sold the assets and liabilities of its Optical Service Unit ("OSU") business unit within its discontinued Telecommunications Division. The sale was for a cash payment of $1.5 million payable in part at, and the remainder shortly after, closing, both of which payments have been received by the Company, and a royalty schedule on sales of the OSU unit or derivatives over the next 10 years.

     The operations of the NetworkVUE business unit within the Company's discontinued Telecommunications Division have been substantially curtailed, with only maintenance of the NetSolve component of NetworkVUE being continued through September 30, 1997, after which the remaining business may be shut down.

     The operations of the Commercial Information Systems ("CIS") component of the Company's discontinued Advanced Products Division have been substantially curtailed and are planned to be shut down in October 1997.

     For fiscal year 1997, the loss from Discontinued Operations amounted to $31.6 million, comprised of a loss of $25.2 million from operations of Discontinued Divisions and a loss of $6.4 million on estimated disposal of Discontinued Operations, including operating losses during the phase out.

     For fiscal year 1996, the loss from Discontinued Operations amounted to $16.9 million, comprised entirely of losses from operations of Discontinued Divisions.

     Net Income or Loss
     ------------------

     Net loss for fiscal year 1997 amounted $17.8 million, comprised of a profit from Continuing Operations of $13.8 million and a loss from Discontinued Operations of $31.6 million.

     Net loss for fiscal year 1996 amounted to $17.6 million, comprised of loss of $700 thousand from Continuing Operations and a loss from Discontinued Operations of $16.9 million.

Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------

Continuing Operations
---------------------

     Revenues
     --------

     Fiscal year 1996 revenues of $117.0 million were $15.8 million, or 13.5%, lower than fiscal year 1995 revenues of $132.8 million.

     For 1996, revenues of $117.0 million consisted of $110.1 million from service revenues, $2.4 million from product sales, and $4.5 million from the minority-interest portion of the majority-owned joint venture. For 1995, revenues of $132.8 million consisted of $116.7 million in service revenues and $1.5 million in product revenues, and $14.6 million from the minority-interest portion of a majority-owned joint venture.

     Excluding the minority-interest portion of the majority-owned joint venture, revenues for FY 1996 decreased $5.7 million, or 5%, from FY 1995 revenues of $118.2 million. The same change in revenues is the net effect of a variety of factors, none significant, over the Company's approximately 150 active contracts.

     Cost of Revenues and Operating Profit
     -------------------------------------

     Cost of revenues for 1996 amounted to $99.3 million, or 85% of revenues, compared to $110.4 million, or 83% of revenues for 1995. Operating loss for 1996 amounted to $182 thousand, compared to $6.8 million, or 4% of revenues for 1995.

     Operating Expenses and Operating Income
     ---------------------------------------

     Fiscal year 1996 total operating expenses of $17.9 million, or 15% of revenues, were $2.3 million more than the $15.6 million, or 12% of revenues, in operating expenses for 1995. However, excluding a $3.3 million write off of capitalized software and related items in FY 1996, operating expenses were $14.6 million in FY 1996. The $1.0 million decrease in adjusted operating expenses was attributable primarily to reduced bid and proposal net of other general and administrative expense increases during fiscal year 1996.

     The operating loss from continuing operations of $182 thousand for 1996 contrasts with an operating profit of $6.8 million for 1995.

     Net Interest Income or Expense
     ------------------------------

     Net interest expense for 1996 of $518 thousand contrasts with net interest income of $270 thousand for 1995. Increased expense of $788 thousand was due to the Company's increased debt.

     Net Income or Loss from Continuing Operations
     ---------------------------------------------

     The net loss from Continuing Operations for 1996 of $700 thousand contrasts with net income from Continuing Operations of $7.1 million for 1995.

     Discontinued Operations
     -----------------------

     The net loss from Discontinued Operations for fiscal year 1996 amounted to $16.9 million, compared to a loss of $2.1 million for 1995. The 1996 loss included a substantial write down of capitalized software.

     Net Income or Loss
     ------------------

     The net loss for fiscal year 1996 amounted to $17.6 million, comprised of net loss from Continuing Operations of $700 thousand and a net loss from Discontinued Operations of $16.9 million, compared to a net income for fiscal year 1995 of $5.0 million, comprised of net income of $7.1 million from Continuing Operations and a net loss of $2.1 million from Discontinued Operations.

     Financing
     ---------

     On January 21, 1997, the Company entered into a Convertible Securities Subscription Agreement ("Subscription Agreement") pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000 ("Debenture"). Also on January 21, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line Agreement") whereby an investor may purchase up to $18 million in the Company's Common Stock over a 3 1/2 year period beginning July 1, 1997.

     The Debenture bears interest at a 5% rate per annum payable quarterly in cash or, at the Company's option, the amount due may be added to the outstanding principal due under the Debenture. The Debenture is convertible into the Company's Common Stock at the lesser of (i) $11 per share, or (ii) 94% of the low trade during the 3 trading days immediately preceding the date of conversion. The investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission (which registration statement has now become effective) with respect to the Company's Common Stock into which the Debenture is convertible and for which the Debenture Warrant is exercisable. If the Company is in default under the Debenture, the investor may put the Debenture to the Company at 120% of the amount outstanding. The Debenture Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event the Debenture Warrant is repriced at the lesser of (i) $8.47 per share, or
(ii) 80% of the Transaction Value (as defined in the Debenture Warrant), and the investor has the option to put the Debenture to the Company at 115% of the amount outstanding. Other terms, conditions, and limitations apply to the Subscription Agreement, the Debenture, the Registration Rights Agreement and the Debenture Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the quarter ended December 3, 1996, and are incorporated by reference as Exhibits to the present report. As of September 17, 1997, the holder of the Convertible Debenture has given the Company Conversion Notices converting $2.0 million of the $4 million Debenture into 405,817 shares.

     Under the Equity Line Agreement, the investor may, but is not required to, purchase up to $3 million of the Company's Common Stock during the 6 month period beginning July 1, 1997. For the 3 years after that initial 6-month period, the Company can require the investor to purchase up to $3 million of the Common Stock per quarter up to an aggregate maximum of $18 million under the Equity Line Agreement. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase Common Stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its Common Stock under the Equity Line Agreement, it must pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's Common Stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's Common Stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the Common Stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission with respect to the Company's Common Stock for which the Equity Line Warrant and the Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event is repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, if and when issued, would contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares (which registration statement is now effective), (ii) limitations based on the price and volume of the Company's Common Stock, and (iii) the percentage of the Common Stock beneficially owned by the investor from time to time. Other terms, conditions, and limitations apply to the Equity Line Agreement, the Registration Rights Agreement and the Equity Line Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the quarter ended December 3, 1996, and are incorporated by reference as Exhibits to the present report. The investor has not yet purchased any shares under the Equity Line Agreement.

     Liquidity and Capital Resources
     -------------------------------

     The Company had $5.8 million in cash and cash equivalents at June 30, 1997, compared to $2.8 million at June 30, 1996.

     Net cash provided by continuing operations amounted to $5.7 million for fiscal 1997, compared to $10.6 million for fiscal 1996. Net cash used in discontinued operations amounted to $12.4 million for fiscal 1997, compared to $21.7 million in fiscal 1996. Net cash used in investing activities for fiscal 1997 amounted to $3.8 million, compared to $4.7 million for the prior year. Net cash provided by financing activities amounted to $13.6 million for fiscal 1997, compared to $15.8 million provided in fiscal 1996. The net increase in cash and cash equivalents for fiscal 1997 amounted to $3.0 million, compared to an increase of cash and cash equivalents of $111 thousand in the prior year.

     As a result of the increase in funded debt (interest bearing current and long term debt) and operating losses during fiscal year 1997, the Company's ratio of total funded debt (net of cash) to total capitalization (with equity on a book value basis) amounted to 67% at June 30, 1997, compared to 37% at June 30, 1996.

     Liquidity over the next year will be determined by (a) net cash flow from continuing operations, (b) capital expenditure requirements for continuing operations, (c) payments of interest on outstanding debt, (d) cash expenditures required with respect to discontinued operations, (e) cash inflows, if any, from the proceeds of the sale of, and any related royalties from discontinued operations, and (f) net proceeds received from the issuance of equity pursuant to the Equity Line Agreement. For fiscal 1998, the Company expects to have positive cash flow from continuing operations, including capital expenditures and payments on outstanding debt. Including cash expenditures required for discontinued operations, the Company expects to be breakeven in net cash flow, before the inclusion of any proceeds from the sale of discontinued operations. After the inclusion of proceeds, if any, from the sale of discontinued operations and with the proceeds, if any, from the Equity Line Agreement, the Company expects to have positive net cash flows over the next year. Given the number of factors, some of which cannot be foreseen, which can influence this expectation, actual results may differ materially from those expected.

     At June 30, 1997, the Company had $29.8 million of debt, $1.7 million of which was classified as short term, and $28.1 million of which was classified as long term. The Company had $17.8 million of bank debt and equipment lease financings at June 30, 1996.

     The credit facilities with the Company's bank consist of the following: an $8 million term loan ("Term Loan") available on an approval basis, of which $4.9 million was drawn down at June 30, 1997; a $22 million revolving line of credit ("Revolving Credit"), of which $19.3 million was used at June 30, 1997; and a $2.9 million debt (as of June 30, 1997) arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary. Of the proceeds received from the sale of discontinued business units, $3.3 million were used to pay down a portion of the Company's obligation under the Equipment Lease and $100 thousand was used to pay down a portion of the term loan during the fourth quarter of fiscal 1997.

     The Term Loan is due on September 1, 1998, and bears interest at the bank's floating prime rate, currently 8.50% per annum. If the Company is unable to obtain an extension of the Term Loan, it intends to pay it out of a combination of (i) operating cash flows, (ii) the Revolving Credit, and/or (iii) the Equity Line Agreement. The Revolving Credit is due on January 15, 1999, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by October 15, 1996, and, thus, the Revolving Credit is repayable on January 15, 1999. The Revolving Credit has typically been renewed in the past, and the Company anticipates that it will continue to be renewed, although there is no guarantee of renewal. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.50% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease was originally for a term of 60 months which commenced in June 1996 and bears interest at 9%. It is now expected to be paid in full by the end of fiscal 1999, under the revised payment schedule.

     The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit was amended as of March 31, 1996, and again as of June 30, 1996, to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At September 30, 1996, the Company was in compliance with its covenants under this Agreement. At December 31, 1996 and March 31, 1997, the Company was in breach of financial covenants under the Loan Agreement. On February 7, 1997 and May 13, 1997, the Loan Agreement was again amended as of December 31, 1996 and March 31, 1997, respectively, to bring the Company into compliance with the covenants thereunder. At June 30, 1997, the Company was in compliance with its covenants under this Agreement.

     The chairman of the board of the bank providing the credit under the Loan Agreement and Equipment Lease is a member of the Board of Directors of the Company. The Company believes that the terms of its credit agreements with the bank are substantially similar to those that could have been obtained from an unaffiliated third party.

     Outlook
     -------

     With the discontinuation of the Telecommunications and Advanced Products Divisions, the Company is now focused on its information technology and professional services business. This business has been and is expected to remain profitable with positive operating cash flows. With the positive free cash flow expected from the services business and with the potential to raise additional equity from the Company's Equity Line Agreement, the Company expects, over time, to reduce substantially the outstanding principal amount of its bank debt.

     Risk Factors
     ------------

    The Company and its shareholders face a number of risks, including, but not limited to:

    . The Company's ability to sufficiently grow its services business to generate the needed positive free cash flow to support the debt service described above.

    . The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.

    . The Company's ability to keep and attract the personnel required to service its current and future contract portfolio.

    . A dependence upon government contracting in general, and particularly a high concentration of the Company's business with the U.S. Department of Defense and its instrumentalities.

    . The high degree of financial leverage under which the Company will continue to operate until its current debt levels are reduced and its equity levels increased.

    . The risk that the Equity Line Agreement will not remain available, either because the investor does not make required purchases due to any future securities registration problems, or otherwise.

ITEM 8.  FINANCIAL STATEMENTS
         --------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                        Page
                                                                        ----
     Independent Auditors' Report                                        18

     Report of Management                                                19

     Consolidated Statements of Income for the years ended
       June 30, 1997, 1996 and 1995                                      20

     Consolidated Balance Sheets as of June 30, 1997 and 1996         21-22

     Consolidated Statements of Cash Flows for the years ended
       June 30, 1997, 1996 and 1995                                   23-24

     Consolidated Statements of Stockholders' Equity
       for the years ended June 30, 1997, 1996 and 1995                  25

     Notes to Consolidated Financial Statements                          26

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of GRC International, Inc.:
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of GRC International, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GRC International, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
McLean, Virginia
August 13, 1997

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

In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the independent auditors to discuss auditing, internal accounting controls and financial reporting matters and to ensure that each is properly discharging its responsibilities. The independent auditors periodically meet alone with the Audit Committee and have full and unrestricted access to the Committee at any time.


GRC INTERNATIONAL, INC.


/s/ Jim Roth                               /s/ Ronald B. Alexander
-------------------------------------      -------------------------------------
Jim Roth                                   Ronald B. Alexander
President and Chief Executive Officer      Senior Vice President-Finance,
                                           Treasurer and Chief Financial Officer

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                          FOR THE YEARS ENDED JUNE 30,
                          ----------------------------

                                                       1997             1996              1995
                                                     --------         --------          --------
                                                      (in thousands, except for per share data)
Revenues                                             $117,599         $117,016          $132,812
Cost of services                                       96,123           99,344           110,414
Write down of deferred software
  and other related costs                                 ---            3,283               ---
Indirect and other costs                               16,854           14,571            15,598
                                                     --------         --------          --------

Operating income (loss)                                 4,622             (182)            6,800

Interest (expense) income, net                         (1,343)            (518)              270
                                                     --------         --------          --------

Income (loss) from continuing operations
  before benefit for income taxes                       3,279             (700)            7,070
Benefit for income taxes                               10,582              ---               ---
                                                     --------         --------          --------

Income (loss) from continuing operations               13,861             (700)            7,070
                                                     --------         --------          --------

Discontinued Operations:
-----------------------

Loss from discontinued operations                     (25,220)         (16,937)           (2,040)
Loss on disposal of discontinued operations,
  including provision of $2,775 for
  operating losses during phase out                    (6,391)             ---               ---
                                                     --------         --------          --------

Loss from discontinued operations                     (31,611)         (16,937)           (2,040)
                                                     --------         --------          --------

Net income (loss)                                    $(17,750)        $(17,637)         $  5,030
                                                     ========         ========          ========

Earnings Per Share Amounts:
--------------------------

Income (loss) from continuing operations             $   1.46         $  (0.08)         $    .75
Net income (loss)                                    $  (1.87)        $  (1.92)         $    .54

Common shares and equivalents                           9,514            9,172             9,393

       The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 AS OF JUNE 30,
                                 --------------
                                     ASSETS
                                     ------

                                                             1997                     1996
                                                           ---------               ---------
                                                                      (in thousands)
CURRENT ASSETS:

Cash and cash equivalents                                    $ 5,756                 $ 2,790
Accounts receivable, net                                      25,087                  26,096
Unbilled reimbursable costs and fees, net                      4,076                   4,014
Other receivables                                              1,090                   1,000
Prepaid expenses and other current assets                        576                     629
Deferred income taxes                                          2,686                     760
Net assets related to discontinued operations                    ---                   2,604
                                                             -------                 -------
         Total current assets                                 39,271                  37,893
                                                             -------                 -------

PROPERTY AND EQUIPMENT, at cost:

Land, buildings and leasehold improvements                     4,874                   4,451
Equipment, furniture and fixtures                             15,093                  12,854
Less - Accumulated depreciation and amortization              (9,414)                 (7,610)
                                                             -------                 -------
                                                              10,553                   9,695
                                                             -------                 -------

OTHER ASSETS:

Goodwill and other intangible assets, net                      2,409                   2,274
Software development costs, net                                  461                     467
Deferred income taxes                                          8,896                     240
Deposits and other                                             4,374                   4,363
Net assets related to discontinued operations                    ---                  12,138
                                                             -------                 -------
                                                              16,140                  19,482
                                                             -------                 -------
                                                             $65,964                 $67,070
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
                                 --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              1997                     1996
                                                           ---------                 ---------
                                                                        (in thousands)
CURRENT LIABILITIES:

Current maturities of long-term debt                       $   1,679                 $   1,243
Accounts payable                                               2,610                     4,807
Accrued compensation and benefits                             12,210                    11,897
Income taxes payable                                             384                       270
Accrued expenses and other current liabilities                 1,929                     2,215
Net liabilities related to discontinued operations             4,591                       ---
                                                           ---------                 ---------
         Total current liabilities                            23,403                    20,432
                                                           ---------                 ---------


LONG-TERM LIABILITIES

Long-term debt                                                28,153                    16,527
Other long-term liabilities                                    1,332                     1,436
                                                           ---------                 ---------
         Total long-term liabilities                          29,485                    17,963
                                                           ---------                 ---------

COMMITMENTS AND CONTINGENCIES                                    ---                       ---

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value -
  Authorized - 300,000 shares,
  issued and outstanding - 0 shares
  in 1997 and 1996                                               ---                       ---
Common stock, $.10 par value -
  Authorized - 30,000,000 shares,
  issued - 9,849,000 shares in 1997
  and 9,586,000 shares in 1996                                   985                       958
  Paid-in capital                                             76,954                    74,830
  Accumulated deficit                                        (61,018)                  (43,268)
                                                           ---------                 ---------
                                                              16,921                    32,520

   Less:  Treasury stock, at cost; 300,000 shares
          in 1997 and 1996                                    (3,845)                   (3,845)
                                                           ---------                 ---------

         Total stockholders' equity                           13,076                    28,675
                                                           ---------                 ---------
                                                           $  65,964                  $ 67,070
                                                           =========                  ========

       The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                          FOR THE YEARS ENDED JUNE 30,
                          ----------------------------

                                                                      1997             1996             1995
                                                                   ----------       ----------       ----------
                                                                                 (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
Income (loss) from continuing operations                           $   13,861       $     (700)      $    7,070
Reconciliation of income from continuing operations
     Depreciation and amortization                                      3,330            3,509            2,483
     Loss provision on current assets                                   1,067              956              857
     Gain on disposal of property and equipment                           ---              ---             (900)
     Income tax benefit                                               (10,582)             ---              ---
     Write-down of deferred software and related costs                    ---            3,283              ---
     Changes in assets and liabilities
         Accounts receivable                                             (120)           5,414             (952)
         Prepaid expenses and other current assets                        (37)             239            1,092
         Accounts payable                                              (2,197)          (2,472)           2,593
         Accrued expenses and other current liabilities                   227              467             (399)
         Income taxes payable                                             114             (176)            (500)
     Other                                                                (11)             129              (46)
                                                                   ----------       ----------       ----------
Net cash provided by operating activities                               5,652           10,649           11,298
                                                                   ----------       ----------       ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Reconciliation of income from discontinued operations
Loss from discontinued operations                                     (31,611)         (16,937)          (2,040)
     Non-cash charges and changes in net assets                         9,429           (4,767)          (6,526)
     Proceeds from sale of discontinued operations                      3,366              ---              ---
     Provision for loss on disposal of discontinued operations          6,391              ---              ---
                                                                   ----------       ----------       ----------
Net cash used by discontinued operations                              (12,425)         (21,704)          (8,566)
                                                                   ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                            (3,468)          (3,141)          (3,206)
     Proceeds from sale of property and equipment                         ---              ---              880
     Deferred software costs                                              (97)          (2,919)          (1,405)
     Proceeds from notes receivable                                       ---            1,440            2,750
     Other                                                               (247)             (35)              (9)
                                                                   ----------       ----------       ----------
Net cash used by investing activities                                  (3,812)          (4,655)            (990)
                                                                   ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                    (4,443)            (148)            (118)
     Bank borrowings                                                   13,881           17,925              ---
     Proceeds from convertible debenture, warrants and other            4,000              ---              ---
     Deferred financing costs                                            (207)             ---              ---
     Issuance of common stock                                             320              ---              466
     Taxes related to exercises of employee stock options                 ---           (1,956)             ---
     Purchases of treasury stock                                          ---              ---           (3,071)
                                                                   ----------       ----------       ----------
Net cash provided (used) by financing activities                       13,551           15,821           (2,723)
                                                                   ----------       ----------       ----------

Net increase (decrease) in cash and equivalents                         2,966              111             (981)
Cash and equivalents at beginning of period                             2,790            2,679            3,660
                                                                   ----------       ----------       ----------
Cash and equivalents at end of period                              $    5,756       $    2,790       $    2,679
                                                                   ==========       ==========       ==========

       The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                          FOR THE YEARS ENDED JUNE 30,
                          ----------------------------

                                                        1997             1996              1995
                                                        ----             ----              ----
                                                                    (in thousands)
Supplemental disclosures:

Cash paid for:

         Interest                                     $2,055             $754              $371

         Taxes                                            80               84               111

Other non-cash financing activities:

         Conversion of debenture to common stock         750              ---               ---

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                          FOR THE YEARS ENDED JUNE 30,
                          ----------------------------

                                                              Common Stock         Paid-in          Accumulated      Treasury
                                                            Shares    Amount       Capital            Deficit          Stock
                                                            ------    ------       -------          -----------      --------
                                                                                   (in thousands)
Balances as of June 30, 1994                                 9,152    $   915       $ 76,363        $ (30,661)     $  (1,577)

     Proceeds from stock options exercised                     173         17            449              ---            ---
     Net Income                                                ---        ---            ---            5,030            ---
     Purchase of 157,500 shares of Treasury Stock              ---        ---            ---              ---         (2,268)
                                                            ------    -------       --------        ---------      ---------
Balances as of June 30, 1995                                 9,325        932         76,812          (25,631)        (3,845)

     Stock options exercised net of shares retained
       for exercise price and taxes                            261         26         (1,869)             ---            ---
     Compensation on officers' stock options                   ---        ---             88              ---            ---
     Discount on Employee Stock Purchase Plan                  ---        ---           (201)             ---            ---
     Net loss                                                  ---        ---            ---          (17,637)           ---
                                                            ------    -------       --------        ---------      ---------

Balances as of June 30, 1996                                 9,586        958         74,830          (43,268)        (3,845)

     Stock options exercised net of shares retained
       for exercise price and taxes                             73          8            365              ---            ---
     Compensation on officers' stock options                     4        ---             31              ---            ---
     Discount on Employee Stock Purchase Plan                  ---        ---            (86)             ---            ---
     Conversion of debenture to common stock                   184         18            732              ---            ---
     Proceeds from sale of warrants and other                  ---        ---            882              ---            ---
     Stock issued for consulting services                        5          1            200              ---            ---
     Net loss                                                  ---        ---            ---          (17,750)           ---
                                                            ------    -------       --------        ---------      ---------

Balances as of June 30, 1997                                 9,852    $   985       $ 76,954        $ (61,018)     $  (3,845)
                                                            ======    =======       ========        =========      =========

       The accompanying notes are an integral part of these statements.
       ----------------------------------------------------------------

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          June 30, 1997, 1996 and 1995
                          ----------------------------


(1)  ACCOUNTING POLICIES

     Principles of consolidation - The consolidated financial statements include
     ---------------------------
the accounts of GRC International, Inc. and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

     Major customer - 94%, 91% and 92% of the Company's revenues were derived
     --------------
from contracts with the U.S. Department of Defense (DoD) and 4%, 9% and 17% of revenues were derived from one contract for fiscal years 1997, 1996 and 1995, respectively.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand,
     -------------------------
cash in banks and temporary investments purchased with an original maturity of three months or less.

     Inventories - Inventory costs include materials, labor and manufacturing
     -----------
overhead. Inventories are priced using the average unit cost method and are included in prepaid and other current assets.

     Property and equipment - Expenditures for betterments and major renewals
     ----------------------
are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

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

     Intangible assets - Goodwill, representing the cost in excess of the fair
     -----------------
value of the net assets of businesses acquired, is being amortized to operations on a straight-line basis over periods of up to 40 years. Other intangible assets are being amortized to operations on a straight-line basis over periods of up to 15 years. The Company periodically evaluates the goodwill and other intangible assets in relation to the operating performance and future contribution to the underlying businesses and makes adjustments, if necessary, for any impairment of these assets. Accumulated amortization as of June 30, 1997 and 1996, of goodwill was $1,235,000 and $1,160,000, respectively, and of other intangible assets was $1,272,000 and $1,132,000, respectively.

     Software development costs - Software development costs incurred for
     --------------------------
products to be sold are capitalized only after establishing technological feasibility. Capitalized software is amortized over the greater of straight-line method over the estimated economic life of the product, ranging between three and five years, or the ratio that current revenues bear to the total of current and estimated future revenue stream on an individual product basis. At the end of each quarter, the Company re-evaluates the estimates of future revenues and remaining economic life of products for which software costs have been capitalized, and, if required under SFAS 86, writes-down the carrying values to net realizable value. Accumulated amortization as of June 30, 1997 and 1996, was $103,000 and $0, respectively.

     Revenue recognition - Service revenues result from contracts with various
     -------------------
government agencies and private industry. Revenues on cost plus fee and fixed price contracts are recognized using the percentage of completion method generally determined on the basis of cost incurred to date as a percentage of estimated total cost. Revenues on time and materials contracts are recognized at contractual rates as labor hours and materials are expended. Losses are recognized in the period in which they become determinable.

     Costs incurred in excess of current contract funding are deferred when management believes they are realizable through subsequent additional funding. No revenues are recognized related to such costs which are included in unbilled reimbursable costs and fees in the accompanying consolidated balance sheets.

     Retirement plans - The Company has a defined contribution deferred
     ----------------
income plan covering substantially all of its employees. The plan provides that the Company may make pension and employee deferred matching contributions for the benefit of employees. The amount of any such contributions is at the discretion of the Board of Directors. The total expense under the deferred income plan was approximately $3,785,000, $3,842,000 and $3,694,000 in 1997,
1996 and 1995, respectively.

     The Company has an unfunded defined benefit pension plan for directors who are not employees of the Company. After termination as a director for any reason, a director will receive the then-current directors' retainer fee for the lesser of 15 years or life. Directors may also elect to receive a lump sum or other actuarial equivalent of the foregoing benefit. Directors achieve 50% vesting after five years of service, with annual increases of 10%, until full vesting is achieved after 10 years of service. However, in the event of a change in control, directors immediately become fully vested. The total expense charged under the defined benefit pension plan was approximately $53,000, $50,000 and $50,000 in 1997, 1996 and 1995, respectively. The present value of the projected benefit obligation is approximately $144,500 and $191,800 at June 30, 1997 and 1996, respectively.

     Income taxes - The Company accounts for income taxes under an asset and
     ------------
liability approach that requires the recognition of deferred tax assets and liabilities for the difference between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Earnings per share - Earnings per common share in 1995 and 1997 were
     ------------------
computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Loss per common share in 1996 did not include common equivalent shares, as the effect would be anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method. Primary and fully diluted earnings per share in each year are approximately the same.

     Use of estimates - The preparation of financial statements in conformity
     ----------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New accounting pronouncements - SFAS No. 128, "Earnings Per Share", is
     -----------------------------
effective for periods ending after December 15, 1997 (early adoption is not permitted) and requires the Company to present a basic and diluted earnings per share. The basic calculation is based on the weighted average number of shares outstanding. The diluted calculation will include consideration of stock-based compensation and the effect of the convertible debenture.

     Had the Company computed earnings per share in accordance with SFAS No. 128, the results would have been as follows:

                                              1997           1996          1995
                                              ----           ----          ----

     Basic EPS:
          Continuing operations               1.48           (0.08)         0.79
          Net income (loss)                  (1.90)          (1.92)         0.56

     Diluted EPS:
          Continuing operations               1.45           (0.08)         0.75
          Net income (loss)                  (1.76)          (1.92)         0.54

     Changes in presentation - Certain amounts in the 1996 and 1995 Consolidated
     -----------------------
Financial Statements have been reclassified to conform to the 1997 presentation.

(2)  SALE OF REAL PROPERTY

     In June 1995, the Company sold approximately 13.1 acres, including all buildings, structures, parking areas and other improvements, located in Santa Barbara, California for $4,300,000. The Company received 20% of the proceeds in cash at closing and took back a promissory note, secured by a Deed of Trust, for the remaining balance of approximately $3,400,000. The note has a maturity of not more than 5 years, accrues interest at the rate of 7% per annum, provides for the annual payment of both interest and principal, and has a remaining balance of $2.0 million at June 30, 1997. The Company has included the note in Deposits and other assets in the accompanying Consolidated Balance Sheets. The transaction resulted in the Company recognizing a gain of approximately $900,000 in 1995 from the sale, reported in the "Indirect and Other" line item of the 1995 Consolidated Statement of Income.

     In addition to the sale of the property, the Company entered into a 15 year lease for a portion of a new building that was built on the property site.

(3)  DEBT

     Long-term debt at June 30, consists of the following:

                                              1997                  1996
                                            --------              --------
                                                    (in thousands)

     Revolving credit agreement             $ 19,267              $  5,425
     Term loans                                4,900                 5,000
     Equipment financing                       2,871                 7,345
     Convertible debenture                     2,758                   ---
     Other                                        36                   ---
                                            --------              --------

     Total long-term debt                   $ 29,832              $ 17,770
     Less current portion                      1,679                 1,243
                                            --------              --------

                                            $ 28,153              $ 16,527
                                            ========              ========

     The fair market value of the Company's debt instruments approximate the carrying value.

     Equipment Financing - In June 1996, the Company completed a $7.5 million
     -------------------
financing of substantially all of its furniture and equipment. The loan is being amortized over a five year period at an interest rate of 9%.

     Revolving Credit Agreement and Term Loans - At June 30, 1997, the Company
     -----------------------------------------
had a revolving credit agreement with its bank that provides for secured borrowings up to $22 million. The agreement extends to January 1999, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided an additional $5 million financing under term loans due September 1, 1999. Advances under the revolving credit agreement and the term loans accrue interest at the bank's prime rate which was 8.5% as of June 30, 1997. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

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

     Convertible Debenture - On January 21, 1997, the Company entered into a
     ---------------------
Convertible Securities Subscription Agreement ("Subscription Agreement") pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000 ("Debenture").

     The Debenture bears interest at a 5% rate per annum payable quarterly in cash or, at the Company's option, the amount due may be added to the outstanding principal due under the Debenture. The Debenture is convertible into the Company's Common Stock at the lesser of (i) $11 per share, or (ii) 94% of the low trade during the 3 trading days immediately preceding the date of conversion. The investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission (which registration statement has now become effective) with respect to the Company's Common Stock into which the Debenture is convertible and for which the Debenture Warrant is exercisable. If the Company is in default under the Debenture, the investor may put the Debenture to the Company at 120% of the amount outstanding. The Debenture Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event the Debenture Warrant is repriced at the lesser of (i) $8.47 per share, or (ii) 80% of the Transaction Value (as defined in the Debenture Warrant), and the investor has the option to put the Debenture to the Company at 115% of the amount outstanding. A portion of the proceeds from the Debenture were allocated to the conversion feature and the detachable warrants.

     Annual maturities for long-term debt, including the QSI note payable, which is included in Net liabilities resulting from Discontinued Operations in the accompanying Consolidated Balance Sheets (see Note 11 to the Financial Statements), for the next five years (unless extended) are as follows: 1998, $3,661,000; 1999, $25,383,000; 2000, $2,770,000; and nothing thereafter.

(4)  INCOME TAXES

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year are as follows:

                                                     1997               1996              1995
                                                   --------           --------          ------
                                                                   (in thousands)
Tax (benefit) at statutory federal rate            $   1,115          $   (238)       $  2,404
State income taxes                                       151               (28)            282
Utilization of loss carryforwards                        ---               ---          (1,100)
Change in valuation reserve                          (11,848)              230          (1,618)
Other                                                    ---                36              32
                                                    --------          --------        --------

Benefit from income taxes                           $(10,582)         $    ---        $    ---
                                                    =========         ========        ========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                                As of June 30,
                                                       -------------------------------
                                                         1997                    1996
                                                       --------                -------
                                                                (in thousands)
Deferred tax assets:
     Reserves and other nondeductible accruals         $  4,266               $  1,887
     Compensation not currently deductible                2,207                  2,159
     Net operating loss                                  26,195                 20,231
     AMT and general business credits                       800                  1,178
     Other                                                                         141
     Valuation reserve                                  (17,500)               (15,443)
                                                       --------               --------
           Total deferred tax assets                     15,968                 10,153
                                                       --------               --------

Deferred tax liabilities:
     Reimbursable costs and fees                        (3,555)                 (2,985)
     Prepaid expenses and rent                            (232)                   (500)
     Depreciation (tax over book)                         (410)                 (1,410)
     Internally developed software                        (189)                 (4,258)
                                                       -------                --------
           Total deferred tax liabilities               (4,386)                 (9,153)
                                                       -------                --------

           Net deferred tax asset                      $ 11,582               $  1,000
                                                       ========               ========

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $64 million to reduce future federal tax liabilities of which $10 million expire in 1999, $15 million expire between 2000 and 2010, $27 million expire in 2011, and $12 million expire in 2012.

     The Company has recorded a net deferred tax asset of $11.6 million reflecting the benefit of $26.2 million in loss carryforwards, which expire in varying amounts between 1999 and 2012. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(5)  COMMITMENTS AND CONTINGENCIES

     Commitments - The Company leases all of its facilities and rents certain
     -----------
equipment under lease agreements, some with inflation escalator clauses. The minimum annual rentals due under non-cancelable leases during each of the next five years and in total thereafter, are presented in the table below.

                                         Operating               Sublease
                                          Leases               Rental Income
                                         ---------             -------------
                                                  (in thousands)
     1998                                 $ 6,623                   $   435
     1999                                   6,194                       435
     2000                                   5,672                       429
     2001                                   4,999                       288
     2002                                   4,675                       187
     2003 and thereafter                   32,752                        --
                                          -------                   -------
                                          $60,915                   $ 1,774
                                          =======                   =======

     Rent expense under operating leases was $ 7,367,000, $6,643,000 and $6,181,000 net of sublease income of $555,000, $477,000 and $395,000, in 1997,
1996 and 1995, respectively.

     As of June 30, 1997, the Company had employment agreements with 13 employees providing for severance payments if employment terminates after a change of control, and the maximum amount payable under these arrangements was approximately $2,266,080. Subsequent to June 30, 1997, the number of employees and the maximum change of control severance payments were increased to 15 and $3,394,922, respectively.

(6)  ACCOUNTS RECEIVABLE AND UNBILLED REIMBURSABLE COSTS AND FEES

     A summary of U.S. government and non-U.S. government accounts receivable and unbilled reimbursable costs and fees is as follows:

                                                              1997                1996
                                                            --------            --------
                                                                  (in thousands)
     Accounts receivable, net of reserves of
     $41 in 1997 and $0 in 1996 -
        U.S. government                                     $ 23,420            $ 24,057
        Non-U.S. government                                    1,667               2,039
                                                            --------            --------

                                                            $ 25,087            $ 26,096
                                                            ========            ========
     Unbilled reimbursable costs and fees,
     net of reserves of $4,594 in 1997
     and $3,691 in 1996 -
        U.S. government                                     $  3,646            $  3,805
        Non-U.S. government                                      430                 209
                                                            --------            --------

                                                            $  4,076            $  4,014
                                                            ========            ========

     Invoices released in July that relate to June activity were $10,736,000 and $9,863,000 for 1997 and 1996, respectively, and are reflected in accounts receivable in the accompanying financial statements.

     The components of unbilled reimbursable costs and fees are as follows:


                                                                     1997                1996
                                                                   --------            ------
                                                                          (in thousands)
     Retainages billable upon completion of contract                $ 2,301           $ 1,901
     Unbilled direct costs, fee and indirect costs incurred
       in excess of provisional billing rates                           501               215
     Costs incurred in excess of contractual authorization,
       billable upon execution of a contract or contractual
       amendment to increase funding                                  1,274             1,898
                                                                   --------          --------

                                                                    $ 4,076          $  4,014
                                                                    =======          ========

     At June 30, 1997, unbilled reimbursable costs and fees expected to be collected after one year were approximately $2,278,000.

     Costs incurred by the Company in the performance of U.S. government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

(7)  RELATED PARTY TRANSACTIONS

     Through December 31, 1995, one of the Company's directors was of counsel to a law firm which serves as counsel for the Company. Fees for legal services rendered by the law firm to the Company aggregated $52,000 and $83,000 in 1996 and 1995, respectively.

     The chairman and chief executive officer of Mercantile Bankshares Corporation (Mercantile) is a member of the Company's Board of Directors. Mercantile has entered into a revolving credit agreement with the Company (see
Note 3 for discussion).

     In January 1997, the Company arranged for up to $22 million in financing, consisting of a $4 million convertible debenture with the Halifax Fund, L.P. ("Halifax") and an $18 million equity line with Cripple Creek Securities, LLC ("Cripple Creek"). The investment manager for Halifax and the sole member of Cripple Creek is The Palladin Group, L.P. ("Palladin"), of which one of the Company's directors was a special limited partner until June 30, 1997. In addition, the same director is the general partner of Ramius Capital Group, L.P., which until June 30, 1997 was an affiliate of Palladin.

(8)  STOCK-BASED COMPENSATION PLANS

     At June 30, 1997, the Company has seven stock-based compensation plans, as follows (and more fully described below): 1985 Employee Stock Option Plan; 1994 Employee Stock Option Plan; 1996 Employee Stock Option Plan; 1996 Officers Stock Option Plan; Cash Compensation Replacement Plan; Directors Fee Replacement Plan; and Employee Stock Purchase Plan. The Company uses the intrinsic value method and applies APB Opinion 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's seven stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. (These pro forma amounts may not be indicative of such effects in future years.):

                                            1997                             1996
                                   ---------------------            ---------------------
                                      As            Pro                As            Pro
                                   Reported        Forma            Reported        Forma
                                   --------        -----            --------        -----
Net income (loss) (in thousands)   $(17,750)     $(19,562)          $(17,637)     $(18,579)

Earnings Per Share Amounts
--------------------------
Net income (loss)                  $  (1.87)     $  (2.06)          $  (1.92)     $  (2.03)


     Under the 1985 Employee Stock Option Plan ("1985 Plan"), no further options may be granted, but 136,263 options remain outstanding as of June 30, 1997.

     Under the 1994 Employee Stock Option Plan ("1994 Plan"), up to 750,000 shares may be issued pursuant to exercise of options. Of that amount, 550,000 shares may be issued to officers of the Company. As of June 30, 1997, a total of 5,095 shares have been issued under the 1994 Plan (all of them to officers), and 726,902 options are outstanding, of which 541,854 are held by officers.

     Under the 1996 Employee Stock Option Plan ("1996 Employee Plan"), up to 140,000 shares may be issued to non-officer employees pursuant to exercise of options. As of June 30, 1997, no shares have been issued under the 1996 Employee Plan, and 81,750 options are outstanding.

     Under the 1996 Officers Stock Option Plan ("1996 Officers Plan"), up to 300,000 shares may be issued to officers pursuant to exercise of options. As of June 30, 1997, no shares have been issued under the 1996 Officers Plan, and 111,375 options are outstanding. (The 1996 Employee Plan and the 1996 Officers Plan are sometimes referred to collectively as the "1996 Plans".)

     Under the Employee Stock Purchase Plan, participating employees during a quarter have a "look back" option to purchase shares at 85% of the lower of the stock price on the first trading day or the last trading day of the quarter.

     Under the 1985, 1994 and 1996 Plans, options vest ratably over a four year period, although options issued to the CEO, Chairman and Vice Chairman vest in 6 months, and options issued to the Chairman and Vice Chairman are immediately exercisable in the event of a change in control. Options have a 10-year term and are issued at the fair market value on the date of grant, and therefore, under the intrinsic value method, no compensation is recorded in the Statement of Income.

     Under the Company's Directors Fee Replacement Plan, outside directors may elect to receive stock and/or non-qualified options in lieu of annual fees and/or other compensation. Options are immediately exercisable. Options remain exercisable for 3 years after a participant ceases to be a director. As of June 30, 1997, options for 49,985 shares are exercisable. A separate plan permits outside directors to receive their fees in the form of phantom stock, but to date, no phantom stock has been awarded. Compensation cost recognized under the Directors Fee Replacement Plan for the years ended June 30, 1997, June 30, 1996 and June 30, 1995 equaled $112,395, $117,900 and $82,033, respectively.

     Participants in the Company's Cash Compensation Replacement Plan are limited to officers of the Company. Under the Plan, participating officers forego cash compensation (up to 25% of salary and up to 100% of bonus) to purchase non-qualified options at a 20% discount. The options are immediately exercisable as to 80% of the shares, with the remainder becoming exercisable in increments over a four year period. Options remain exercisable for 3 years after an officer's termination as an employee. As of June 30, 1997, options for 35,639 shares are exercisable. Compensation cost recognized under the Cash Compensation Replacement plan for the years ended June 30,1997, June 30, 1996 and June 30, 1995 equaled $103,029, $359,432 and $122,781, respectively.

     A summary of the status of the Company's stock options as of June 30, 1997, 1996 and 1995 and changes during the year ended on those dates is presented below (shares in thousands):

1985, 1994 and 1996 Employee and Officer Stock Option Plans


                                    1997                       1996                          1995
                         ---------------------------  --------------------------   --------------------------
                                        Weighted                    Weighted                     Weighted
                                         Average                     Average                      Average
                          Shares     Exercise Price    Shares    Exercise Price    Shares     Exercise Price
                         ------------------------------------------------------------------------------------
Outstanding @
   beginning of year      855,661        $18.58         829,745       $9.04        701,688        $ 4.95
     Granted              518,771        $13.59         415,011      $25.20        312,040        $15.32
     Exercised            (83,655)       $ 6.02        (373,595)      $4.89       (161,795)       $ 3.58
     Canceled            (157,237)       $17.15         (15,500)     $15.35        (22,188)       $ 7.68
                        ---------                     ---------                   --------

Outstanding @
   end of year          1,133,540        $17.42         855,661      $18.58        829,745        $ 9.04
                        =========                     =========                   ========

Options exercisable
   at year end            292,165        $16.20         166,286      $18.90        340,946        $ 5.44
                        =========                     =========                   ========

Options available
   for future grant       172,053                        95,337                    304,848
                        =========                     =========                   ========

Weighted Average
   fair value of options
   granted during the
   year                 $    6.66                     $    9.16
                        =========                     =========

Directors Fee Replacement Plan & Officers Cash Compensation Replacement Plan

                                    1997                        1996                          1995
                         --------------------------    ------------------------    -------------------------
                                        Weighted                    Weighted                     Weighted
                                         Average                     Average                      Average
                          Shares     Exercise Price    Shares    Exercise Price    Shares     Exercise Price
                        ------------------------------------------------------------------------------------
Outstanding @
  beginning of year        59,924        $3.59         41,503        $1.96         47,726         $0.74
     Granted               29,906        $2.40         22,982        $6.92         18,932         $3.61
     Exercised                (20)       $9.43         (4,561)       $5.53        (25,155)        $1.46
     Canceled                 ---          ---            ---          ---            ---           ---
                          -------                     -------                     -------

Outstanding @
  end of year              89,810        $3.20         59,924        $3.59         41,503         $1.96
                          =======                     =======                     =======

Options exercisable
  at year end              82,628        $3.05         54,117        $3.38         39,246         $1.94
                          =======                     =======                     =======

Options available
  for future grant        419,503                     459,858                     482,980
                          =======                     =======                     =======

Weighted Average fair
   value of options
   granted during the
   year                   $  7.98                     $ 22.78
                          =======                     =======

Under the Directors Fee Replacement Plan, options expire 3 years after the optionee ceases to be a director. Under the Cash Compensation Replacement Plan, options expire 3 years after the optionee ceases to be an employee. As of June 30, 1997, 2,041 and 10,560 of the outstanding shares expire in FY 1999 and FY 2000, respectively. As of June 30, 1997, 1,543 and 9,522 of the exercisable shares expire in FY 1999 and FY 2000, respectively.

     The fair value of each option granted during each year is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1997 and 1996, respectively, (a) no expected dividends
(b) expected volatility of 50% and 44%, (c) risk free interest rate of 6.5% and 6.25%, and (d) expected life of 5 and 3 years.

     The following table summarizes information about stock options outstanding at June 30, 1997 (shares in thousands):

1985, 1994 and 1996 Employee and Officer Stock Option Plans

                                 Options Outstanding                      Options Exercisable
                      --------------------------------------------      ---------------------------
                                        Weighted          Weighted                         Weighted
    Range of                             Average           Average                          Average
    Exercise            Number          Remaining         Exercise        Number           Exercise
     Prices           Outstanding         Life              Price       Exercisable          Price
---------------------------------------------------------------------------------------------------
$ 4.13 - $ 7.31         201,375           8.3              $  4.77         23,875          $ 7.15
$ 9.00 - $11.25          20,500           1.6              $  9.68         11,500          $ 9.65
$12.38 - $15.44         201,000           7.2              $15.30         124,250          $14.71
$16.00 - $41.06         710,665           8.7              $21.84         132,540          $19.81
                      ---------           ---              ------         -------          ------
$ 4.13 - $41.06       1,133,540           8.2              $17.42         292,165          $16.20

Directors Fee Replacement Plan & Officers Cash Compensation Replacement Plan

                            Options Outstanding                     Options Exercisable
                      ------------------------------           -------------------------------
                                            Weighted                                  Weighted
      Range of          Number               Average              Number               Average
      Exercise        Outstanding           Exercise            Exercisable           Exercise
       Prices         at 6/30/97              Price             at 6/30/97              Price
----------------------------------------------------------------------------------------------
$  .10 - $ 3.77          64,725               $1.87               61,727                $1.88
$ 5.07 - $ 7.24          18,838               $5.86               15,506                $5.85
$ 8.57 - $ 9.43           6,246               $8.88                5,395                $8.89
                         ------               -----               ------                -----
$  .10 - $ 9.43          89,809               $3.20               82,628                $3.05

     Employee Stock Purchase Plan - Employees may purchase stock at a discount
     ----------------------------
through payroll deduction under the Company's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the first or the last day of the quarterly offering period. The Company sold 65,871, 25,304 and 7,395 shares of common stock to its employees during the years ended June 30, 1997, June 30, 1996 and June 30, 1995, respectively. The weighted average fair value of those purchase rights granted in 1997 and 1996 was approximately $1.89 and $5.82 per share.

     During the first quarter of FY98, the Board of Directors approved a plan to allow certain employees to reprice their options at the then current fair value in exchange for a reduced number of options. Employee elections under this program are scheduled to be made during the second quarter of fiscal year 1998.

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

(9)  ACQUISITION

     In the second quarter of fiscal 1996, the Company acquired substantially all of the assets of Quintessential Solutions, Inc. (QSI) for a purchase price of approximately $3.9 million. The purchase price consists of the initial cash payments of $2,190,000 and deferred payments of $600,000 due November 1996 and $1,400,000 due November 1997. The purchase price was allocated primarily to software development cost. If the purchase had occurred at the beginning of fiscal 1996 or fiscal 1995, there would have been no material impact on the Company's results of operations. Because of a dispute with QSI, the Company did not make the November 1996 payment.

(10) COMMON STOCK

     Purchase Rights - The Company has a Shareholder Rights Plan under which a
     ---------------
dividend of one common stock purchase right (right) is automatically issued for each share of the Company's common stock. The rights are not exercisable or transferable apart from the common stock until ten business days after a person has acquired beneficial ownership of 25% or more of the common stock, or commences, or announces an intention to commence, a tender offer for 25% or more of the common stock. Separate certificates for the rights will be mailed to holders of the common stock as of such date, and each right will entitle the holder thereof to buy one share of common stock at an exercise price of $100. However, if any person or group becomes the beneficial owner of 25% or more of the stock other than pursuant to an offer for all shares which the independent Directors of the Company determine is fair to and otherwise in the best interest of the Company and its shareholders, each right not owned by such person or group will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the Company (or other consideration) which would have a market value of two times the exercise price of the right. Similarly, in the event that the Company is a party to a merger or other business combination transaction, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company which would have a market value of two times the exercise price of the right. The rights are redeemable at $.05 per right prior to the tenth business day following the public announcement that a person has acquired beneficial ownership of 25% of the common stock. Upon redemption, the right to exercise the rights will terminate. The rights expire on December 31, 2005.

     Structured Equity Line Financing - On January 21, 1997, the Company entered
     --------------------------------
into a Structured Equity Line Flexible Financing Agreement ("Equity Line Agreement") whereby an investor may purchase up to $18 million in the Company's Common Stock over a 3 1/2 year period beginning July 1, 1997. Under the Equity Line Agreement, the investor may, but is not required to, purchase up to $3 million of the Company's Common Stock during the 6 month period beginning July 1, 1997. For the 3 years after that initial 6-month period, the Company can require the investor to purchase up to $3 million of the Common Stock per quarter up to an aggregate maximum of $18 million under the Equity Line Agreement. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase Common Stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its Common Stock under the Equity Line Agreement, it must pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's Common Stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's Common Stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the Common Stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission with respect to the Company's Common Stock for which the Equity Line Warrant and the Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event is repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, when issued, will contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares (which registration statement is now effective), (ii) limitations based on the price and volume of the Company's Common Stock, and
(iii) the percentage of the Common Stock beneficially owned by the investor from time to time.

(11) DISCONTINUED OPERATIONS

     On February 28, 1997, the Company committed itself to a formal plan of disposition for two prior business segments, its Telecommunications and Advanced Products Divisions. The plan of disposition for the OSU and NetworkVUE business units within the Telecommunications Division and the Commercial Information Solutions business unit within the Advanced Products Division was the cessation of on-going operations and the sale of the residual intellectual property associated with those business units. The plan of disposition of the GRC Instruments/Dynatup and Vindicator business units of the Advanced Products Division was the sale of those businesses.

     Consequently, the Company has reported its results of operations for the Telecommunications and Advanced Products Divisions as discontinued operations. The Company's information technology and professional services business (formerly known as the Professional Services Operations) constitutes its continuing operations.

     Revenues generated from discontinued operations amounted to $5.7 million, $7.5 million and $5.0 million for the fiscal years ended 1997, 1996 and 1995, respectively. The revenue was primarily derived from the Advanced Products Division and the Telecommunications Division as follows: $4.6 million and $1.1 million in 1997; $5.5 million and $2.0 million in 1996; and $4.8 million and $200 thousand in 1995, respectively. Loss from operations from the measurement dates to June 30, 1997 were $1.7 million for the Telecommunications Division and $1.5 million for the Advanced Products Division.

     On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business for $2.0 million in cash.

     On June 5, 1997, the Company sold the assets of its Vindicator security business unit within its discontinued Advanced Products Division. The sale was for book value of approximately $700 thousand, with payment of $100 thousand at closing and $150 thousand 90 days thereafter, both of which payments have been received by the Company. The remainder of the purchase price is payable at a rate of 6% of sales, but in all events, any remaining balance is payable in a lump sum on December 31, 1998.

     On June 27, 1997, the Company sold the assets and liabilities of its Optical Service Unit ("OSU") business unit within its discontinued Telecommunications Division. The sale was for a cash payment of $1.5 million payable in part at, and the remainder shortly after, closing, both of which payments have been received by the company, and a royalty schedule on sales of the OSU unit or derivatives over the next 10 years.

     The operations of the NetworkVUE business unit within the Company's discontinued Telecommunications Division have been substantially curtailed, with only maintenance of the NetSolve component of NetworkVUE being continued through September 30, 1997, at which time the remaining business is expected to be shut down.

     The operations of the Commercial Information Systems ("CIS") component of the Company's discontinued Advanced Products Division have been substantially curtailed and are planned to be shut down in October 1997.

     Summarized balance sheet data related to the discontinued operations is as follows:

                                                                  1997               1996
                                                                  ----               ----
                                                                       (in thousands)
          Net assets to be disposed of:
              Current assets                                   $     417           $  6,767
              Property, plant & equipment, net                     1,035              2,572
              Deferred software, net                                 ---             10,749
              Other                                                   44                 60
                                                               ---------           --------
                                                                   1,496             20,148
                                                               ---------           --------
              Current liabilities                                    622              3,584
                                                               ---------           --------
              Net assets to be disposed of                           874             16,564

          Proceeds receivable from sale of divisions                 400                ---
          Provision for losses through disposition                (3,883)               ---
          QSI obligation                                          (1,982)            (1,822)
                                                               ---------           --------
          Net assets (liabilities) related to discontinued
              operations                                       $  (4,591)          $ 14,742
                                                               =========           ========

     The net present value of the Company's $2.0 million obligation to Quintessential Solutions Inc. (QSI) was incurred with the acquisition of the rights to QSI's operating software. Payments of $600,000 and $1,400,000 are due in November 1996 and November 1997, respectively. Because of a dispute with QSI, the Company did not make the November 1996 payment.

     Discontinued operations include management's best estimates of the net amounts expected to be incurred to dispose of its Telecommunications and Advanced Products businesses. The amounts the Company will ultimately incur could differ significantly in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

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

               Schedule II - Valuation and Qualifying Accounts (Page 45)

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



Date: September 25, 1997                    By: /s/ Jim Roth
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

     Pursuant to the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: September 25, 1997                    By: /s/ Jim Roth
      ------------------                        -------------------------------
                                                 Jim Roth
                                                 President and Chief Executive
                                                   Officer


Date: September 25, 1997                    By: /s/ Ronald B. Alexander
      ------------------                        -------------------------------
                                                 Ronald B. Alexander
                                                 Senior Vice President-Finance,
                                                   Chief Financial Officer and
                                                   Treasurer


Date: September 25, 1997                    By: /s/ Joseph R. Wright, Jr.
      ------------------                        -------------------------------
                                                 Joseph R. Wright, Jr., Chairman
                                                   of the Board of Directors

Date: September 25, 1997                    By: /s/ H. Furlong Baldwin
      ------------------                        -------------------------------
                                                 H. Furlong Baldwin, Director


Date: September 25, 1997                    By: /s/ Frank J.A. Cilluffo
      ------------------                        -------------------------------
                                                 Frank J.A. Cilluffo, Director


Date: September 25, 1997                    By: /s/ Peter A. Cohen
      ------------------                        -------------------------------
                                                 Peter A. Cohen, Vice Chairman
                                                   of the Board of Directors


Date: September 25, 1997                    By: /s/ Leslie B. Disharoon
      ------------------                        -------------------------------
                                                 Leslie B. Disharoon, Director

Date: September 25, 1997                    By: /s/ Charles H.P. Duell
      ------------------                        -------------------------------
                                                 Charles H.P. Duell, Director


Date: September 25, 1997                    By: /s/ Edward C. Meyer
      ------------------                        -------------------------------
                                                 Edward C. Meyer, Director


Date: September 25, 1997                    By: /s/ George R. Packard
      ------------------                        -------------------------------
                                                  George R. Packard, Director


Date: September 25, 1997                    By: /s/ Herbert Rabin
      ------------------                        -------------------------------
                                                  Herbert Rabin, Director


Date: September 25, 1997                    By: /s/ E. Kirby Warren
      ------------------                        -------------------------------
                                                 E. Kirby Warren, Director

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

     We consent to the incorporation by reference in Registration Statements Nos. 33-1046, 33-39512, 33-39513, 33-52536, 33-52538, 33-87981 and 33-87982 of
GRC International, Inc. on Form S-8 of our report dated August 13, 1997, appearing in this Annual Report on Form 10-K of GRC International, Inc. for the year ended June 30, 1997.





DELOITTE & TOUCHE LLP
McLean, Virginia
September 25, 1997

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                 (in thousands)

                                                                         Additions
                                                               -------------------------
                                             Balance at        Charged to       Charged           Deductions       Balance
                                              Beginning         Costs and       to Other             from         at End of
Description                                   of Period         Expenses        Accounts/(A)/     Reserves/(B)/     Period
-----------                                   ---------         --------        --------          --------          ------
Year ended June 30, 1997

Reserves for uncollectible receivables -
  Deducted from accounts receivable            $      5         $      36        $     ---         $     ---        $     41
  Deducted from unbilled reimbursable
    costs and fees                                3,691               855              176              (128)          4,594
                                               --------         ---------        ---------         ---------        --------

                                               $  3,696         $     891        $     176         $    (128)       $  4,635
                                               ========         =========        =========         =========        ========

Year ended June 30, 1996

Reserves for uncollectible receivables -
  Deducted from accounts receivable            $    ---         $       5        $     ---         $     ---        $      5/(c)/
  Deducted from unbilled reimbursable
    costs and fees                                3,821               496              455            (1,081)          3,691
                                               --------         ---------        ---------         ---------        --------

                                               $  3,821         $     501        $     455         $  (1,081)       $  3,696
                                               ========         =========        =========         =========        ========

Year ended June 30, 1995

Reserves for uncollectible receivables -
  Deducted from accounts receivable            $     48         $       3        $     ---         $     (51)       $    ---
  Deducted from unbilled reimbursable
    costs and fees                                3,606             1,051             (197)             (639)          3,821
                                               --------         ---------        ---------         ---------        --------

                                               $  3,654         $   1,054        $    (197)        $    (690)       $  3,821
                                               ========         =========        =========         =========        ========

       /(A)/Reductions of revenue for potentially nonrecoverable costs. /(B)/Write off of uncollectible accounts and cost against reserves, net of recoveries.
           /(c)/Relates to receivable from discontinued operations.

                                INDEX TO EXHIBITS
                  (Exhibit Numbers correspond to Exhibit Table,
                            Regulation S-K, Item 601)


Exhibit
 Number                                                                            Page
-------                                                                            ----
 3.1       Restated Certificate of Incorporation (incorporated by reference to
           Exhibit 3.1 to the 1994 Form 10-K)

 3.2       Bylaws

 10.1*     1985 Employee Stock Option Plan (incorporated by reference to Exhibit
           10.1 to the 1996 Form 10-K)

 10.2*     1994 Employee Option Plan

 10.3*     1996 Officers Stock Option Plan

 10.4*     Cash Compensation Replacement Plan

 10.5*     Incentive Compensation Plan (incorporated by reference to Exhibit
           10.7 to the 1995 Form 10-K)

 10.6*     Directors Fee Replacement Plan

 10.7*     Directors Phantom Stock Plan (incorporated by reference to Exhibit
           10.7 to the 1996 Form 10-K)

 10.8*     Directors Retirement Plan

 10.9      Amended and Restated Revolving Credit and Term Loan Agreement ("Loan
           Agreement"), with Exhibits, with Mercantile-Safe Deposit & Trust
           Company ("Mercantile"), dated as of February 12, 1996, First
           Confirmation and Amendment thereto dated May 15, 1996, Second
           Confirmation and Amendment thereto dated July 18, 1996, and Third
           Confirmation and Amendment thereto dated September 24, 1996
           (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K)

 10.10     Fourth Confirmation and Amendment dated February 7, 1997 to Loan
           Agreement between the Company and Mercantile (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 10.11     Fifth Confirmation and Amendment dated April 30, 1997 to Loan
           Agreement between the Company and Mercantile (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997)


 10.12 Sixth Confirmation and Amendment dated May 13, 1997 to Loan Agreement between the Company and Mercantile (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March
           31, 1997)

 10.13     Lease Agreement dated as of June 30, 1989, with Exhibits, between the
           Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.17 to the 1989 Form 10-K)

 10.14 Lease Amendment No. 1, with Exhibits, to Lease between the Company and Centennial III Limited Partnership (incorporated by reference to
           Exhibit 10.6 to the 1990 Form 10-K)

 10.15     Lease Amendments Nos. 2, 3, 4 and 5 to Lease between the Company and
           Richmond Land Corporation (as successor to Centennial III Limited
           Partnership) (incorporated by referenced to Exhibit 10.12 to the 1994
           Form 10-K)

 10.16     Lease Amendment No. 6 to Lease between the Company and Richmond Land
           Corporation (as successor to Centennial III Limited Partnership)
           (incorporated by referenced to Exhibit 10.13 to the 1995 Form 10-K)

 10.17     Amended and Restated Rights Agreement dated June 30, 1995 between the
           Company and the American Stock Transfer & Trust Company (incorporated by referenced to Exhibit 10.14 to the 1995 Form 10-K)

 10.18* Employment Agreement between the Company and Jim Roth (incorporated by reference to Exhibit 10.16 to the 1996 Form 10-K)

 10.19*    Note dated July 9, 1992, and Deed of Trust dated as of August 11,
           1993, by and between the Company and Jim Roth (incorporated by reference to Exhibit 10.15 to the 1994 Form 10-K)

 10.20*    Form of Employment Agreement for Gary L. Denman, Thomas E. McCabe and
           Ronald B. Alexander

 10.21*    Form of Employment Agreement for James P. McCoy

 10.22     Building Lease between the Company and Bermant Development Company
           (incorporated by reference to Exhibit 10.21 to the 1995 Form 10-K)

 10.23     First and Second Amendments to Building Lease between the Company and
           Bermant Development Company

 10.24     Convertible Securities Subscription Agreement dated as of January 21,
           1997 between the Company and Halifax Fund, L.P. ("Halifax")




           (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 10.25     $4,000,000 5% Convertible Debenture Due January 30, 2000 (the
           "Debenture") issued by the Company to Halifax (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 10.26     320,000 Share Common Stock Purchase Warrant issued by the Company to
           Halifax in connection with the Debenture (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended
           December 31, 1996)

 10.27 Registration Rights Agreement dated as of January 30, 1997 between the Company and Halifax relating to the Debenture (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 10.28     Structured Equity Line Flexible Financing Agreement ("Equity Line
           Agreement") dated as of January 21, 1997 between the Company and Cripple Creek Securities, LLC ("Cripple Creek") (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 10.29     125,000 Share Common Stock Purchase Warrant issued by the Company to
           Cripple Creek in connection with the Equity Line Agreement
           (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 10.30 Registration Rights Agreement dated as of January 30, 1997 between the Company and Cripple Creek relating to the Equity Line Agreement
           (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended December 31, 1996)

 11        Statement of Computation of Earnings Per Share

 21        Subsidiaries of the Registrant

 23        Consent of Deloitte & Touche LLP (included on Page 44 of Form 10-K)

 24        Powers of Attorney (included as a part of signature pages to the Form
           10-K)

 27        Financial Data Schedule


* Indicates management contract or compensatory plan.