Form 10-Q
period 1997-09-30
GRC INTERNATIONAL INC
filed 1997-11-13
CIK 201944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
Class of Common Stock                                        October 31, 1997
---------------------                                        ----------------

    $.10 par value                                           9,777,378 shares

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

                                              GRC INTERNATIONAL, INC.
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (in thousands, except for per share data)
                                                    (unaudited)


                                                                       Three Months Ended
                                                                         September 30,
                                                                       -------------------
                                                                       1997           1996
                                                                       ----           ----
Revenues                                                            $27,165           $28,469

Cost of revenues                                                     22,160            23,267

Indirect & Other Costs                                                3,595             4,210
                                                                    -------          --------

Income from operations                                                1,410               992

Interest (expense) income, net                                         (528)             (136)
                                                                    -------          --------
Income from continuing operations
   before provision for income taxes                                    882               856

Income tax benefit                                                      254               ---
                                                                    -------          --------

Income from continuing operations                                     1,136               856
                                                                    -------          --------

Gain (Loss) from operations of discontinued
  business segments                                                     290            (3,466)
  (net of tax of $182 and $0)

Loss on disposal of discontinued
  business segments                                                     ---               ---
                                                                   --------          --------

Gain (Loss) from discontinued operations                                290            (3,466)
                                                                   --------            -------

Net Income                                                         $  1,426          $ (2,610)
                                                                  =========         ==========

Per Share Amounts:
Income from continuing operations                                  $   0.12         $    0.09

Gain (Loss) from discontinued operations                           $   0.03         $   (0.37)
                                                                   --------         ----------

Net Income (Loss)                                                  $   0.15         $   (0.28)
                                                                   ========         ==========

Common Shares Used For EPS
   Calculation                                                        9,749             9,496
                                                                   ========         =========

Prior period amounts are restated to conform to the current period presentation The accompanying notes are an integral part of these statements.

                            GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                               September 30,         June 30,
                                                                                   1997                1997
                                                                               -------------         --------
                                                                                        (in thousands)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $    4,975               $   5,756
   Accounts receivable, net                                                       22,290                  25,087
   Unbilled reimbursable costs and fees, net                                       5,940                   4,076
   Other receivables                                                               1,081                   1,090
   Prepaid expenses and other current assets                                         678                     576
   Deferred income taxes                                                           2,686                   2,686
                                                                              ----------               ---------

         Total current assets                                                     37,650                  39,271
                                                                               ---------                --------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
   and amortization of $10,066 and $9,414                                         10,005                  10,553
                                                                               ---------                --------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                       2,344                   2,409
   Deferred software costs, net                                                      433                     461
   Deferred Taxes                                                                  8,968                   8,896
   Deposits and other                                                              4,412                   4,374
                                                                              ----------               ---------

         Total other assets                                                       16,157                  16,140
                                                                               ---------                --------

TOTAL ASSETS                                                                   $  63,812                $ 65,964
                                                                               =========                ========



Prior period amounts are restated to conform to the current period presentation The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                                            September 30,             June 30,
                                                                                 1997                 1997
                                                                            ---------------           ---------
                                                                                         (in thousands)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $   1,739               $   1,679
   Accounts payable                                                                1,110                   2,610
   Accrued compensation and benefits                                              10,880                  12,210
   Income taxes payable                                                              389                     384
   Accrued expenses and other current liabilities                                  2,393                   1,929
   Net liabilities of discontinued operations                                      3,501                   4,591
                                                                               ---------               ---------
         Total current liabilities                                                20,012                  23,403
                                                                                --------                --------

LONG-TERM LIABILITIES

   Long-term debt                                                                 26,785                  28,153
   Other long-term liabilities                                                     1,290                   1,332
                                                                               ---------               ---------
         Total long-term liabilities                                              28,075                  29,485
                                                                                --------                --------

COMMITMENTS AND CONTINGENCIES                                                        ---                     ---

STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value -
         Authorized - 30,000,000 shares
         Issued - 10,075,000 shares
           and 9,849,000 shares                                                    1,007                     985
   Paid-in capital                                                                78,155                  76,954
   Accumulated deficit                                                           (59,592)                (61,018)
                                                                                --------                --------
                                                                                  19,570                  16,921

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                               ---------               ---------

         Total stockholders' equity                                               15,725                  13,076
                                                                                --------                --------

                                                                                $ 63,812                $ 65,964
                                                                                ========                ========





Prior period amounts are restated to conform to the current period presentation The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                         -------------------------
                                                                                         1997                 1996
                                                                                         -----                ----
                                                                                              (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:

     Income from continuing operations                                                   $  1,136          $    856
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                                   769               685
              Loss provision  on current assets                                                77               172
              Income tax benefit                                                             (254)              ---
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                               856               927
                 Prepaid expenses and other current assets                                    (93)             (731)
                 Accounts payable, accruals and
                    other current liabilities                                              (2,361)           (2,799)
              Other                                                                           (31)               34
                                                                                        ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                               99              (856)
                                                                                        ---------          --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain (Loss) from discontinued operations                                                 290            (3,466)
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                              (1,308)           (2,054)
              Proceeds from sale of discontinued operations                                   400               ---
                                                                                         --------          --------
NET CASH USED BY DISCONTINUED OPERATIONS                                                     (618)           (5,520)
                                                                                         --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                  (142)             (716)
     Deferred software costs                                                                  ---              (302)
     Other                                                                                    (35)              ---
                                                                                        ---------        ----------
NET CASH USED BY INVESTING ACTIVITIES                                                        (177)           (1,018)
                                                                                         --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                                          (587)             (246)
     Bank borrowings                                                                          503             5,032
     Issuance of common stock                                                                  (2)              113
     Other                                                                                      1                (4)
                                                                                        ---------        ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                              (85)            4,895
                                                                                        ---------           -------

DECREASE IN CASH & CASH EQUIVALENTS                                                          (781)           (2,499)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              5,756             2,790
                                                                                         --------         ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                 $  4,975         $     291
                                                                                         ========         =========

Prior period amounts are restated to conform to the current period presentation The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                   Three Months Ended
                                                                                     September 30,
                                                                                   -------------------
                                                                                  1997            1996
                                                                                  ----            ----
                                                                                     (in thousands)

Supplemental disclosures:

Cash paid for

     Interest                                                                    $   515            $  378

     Income taxes                                                                $    12            $  ---

Other non-cash financing activities:

     Conversion of debenture to common stock                                     $ 1,225            $  ---





















Prior period amounts are restated to conform to the current period presentation The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                   (unaudited)


(1) The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(2) At September 30, 1997 the Company had a revolving credit agreement that provides for secured borrowings of up to $22 million. The agreement extends to January 2000, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided up to an additional $8 million financing under term loans due September 1, 1999. Advances under the revolving credit agreement and the term loans accrue interest at the bank's prime rate which was 8.5% as of September 30, 1997. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

         The revolving credit agreement contains certain covenants, including a material adverse change clause, which requires the Company to maintain certain minimums for earnings, tangible net worth working capital and debt ratios. The Amended and Restated Revolving Credit and Term Loan Agreement containing the term loan and the revolving line of credit was amended as of March 31, 1996, June 30, 1996, December 31, 1996, and on March 31, 1997 to reduce various financial ratio covenant levels so as to bring the Company into compliance with those covenants as of those dates.

         In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan is being amortized over a five year period at an interest rate of 9%. On April 30, 1997 the Company applied the $2 million in proceeds from the sale of its GRC Instruments/Dynatup business against its obligations under the equipment financing. In June and July 1997 the Company applied $1.5 million in proceeds from the sale of its OSU business against its obligations under the equipment financing.

         Debt at September 30, 1997 and June 30, 1997 consisted of the following:


                                                     September 30, 1997                 June 30, 1997
                                                     ------------------                 -------------
         Revolving Credit Agreement                            $ 19,770                      $ 19,267
         Term Loans                                               4,900                         4,900
         Convertible Debenture                                    1,582                         2,758
         Equipment Financing                                      2,238                         2,871
         Other                                                       34                            36
                                                            -----------                   -----------

         Total Debt                                            $ 28,524                      $ 29,832
         Less:  Current Portion                                   1,739                         1,679
                                                              ---------                     ---------

         Long Term Debt                                        $ 26,785                      $ 28,153
                                                               ========                      ========


(3) Changes in Presentation. Certain amounts in the September 30, 1996 Consolidated Financial Statements have been reclassified to conform to the September 30, 1997 presentation.

(4) Discontinued Operations. Since the Company adopted a plan to dispose of the Company's Telecommunications and Advanced Products Divisions in February of 1997, the Company has successfully sold the OSU, GRC Instruments/Dyantup and Vindicator business units. The Company has also ceased operations of the final two business units. The NetworkVUE component of the Company's discontinued Telecommunications business unit was shut down on September 30, 1997 and the Commercial Information Systems ("CIS") component of the Company's discontinued Advanced Products Division was shut down in October 1997. The income from discontinued operations for the first quarter of fiscal 1998 is the result of a $472 thousand reduction of a $2.0 million note to Quintessential Solutions Inc. ("QSI") which is reported net of tax of $182 thousand. The reduction in the QSI debt arose by mutual agreement and resolved a dispute between the Company and QSI related to the acquisition of software used in the now discontinued NetworkVUE business unit.

(5) Income taxes. The Company recognized an incremental deferred tax asset of $72 thousand in the quarter ended September 30, 1997. With the discontinuance of the Company's Telecom and Advanced Products Divisions, the losses generated by those discontinued operations will no longer offset the profits generated by the Company's service operations. Accordingly, it is now more likely than not that the Company will realize a substantial portion of its income tax carryforwards in the future and the Company recognized the incremental deferred tax asset.

(6) New Accounting pronouncements. Statement of Financial Accounting Standard No. 128 ("SFAS"), Earnings Per Share", is effective for periods ending after December 15, 1997 (early adoption is not permitted) and requires the Company to present a basic and diluted earnings per share.

         Had the Company computed earnings per share in accordance with SFAS No. 128, the results would have been as follows:


                                                   September 30, 1997                 September 30, 1996
                                                   ------------------                 ------------------
           Basic EPS:
              Continuing operations                          $ 0.12                           $ 0.09
              Discontinued operations                        $ 0.03                           $(0.37)
              Net income                                     $ 0.15                           $(0.28)

           Diluted EPS:
              Continuing operations                          $ 0.12                           $ 0.09
              Discontinued operations                        $ 0.03                           $(0.36)
              Net Income                                     $ 0.15                           $(0.27)

 (7)     Subsequent Events.
         -----------------

         During October 1997, the Company repriced the following number of stock options:


                                             Range of                                             Range of
               Number of Options           Option Prices           Number of Options            Option Prices
                   Repriced               Before Repricing          After Repricing             After Repricing
                   --------               ----------------          ---------------             ---------------

                    333,040               $9.00 - $38.06                159,306                  $6.50 - $7.13

         Certain senior officers of the Company were ineligible for this repricing of options.

         On November 10, 1997, the Company increased its borrowing against its revolving line of credit by $150,000 to pay down its term loan by the same amount.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED September 30, 1997
                                   (unaudited)

Summary

The revenues and operating income and interest expense of the Company are presented for the periods indicated:



                                                                      Three Months Ended
                                                                     --------------------
                                                                     9/30/97       9/30/96
                                                                     -------       -------
Revenues                                                            $27,165         $ 28,469
                                                                    =======         ========

Income from operations                                                1,410              992

Interest income (expense), net                                         (528)            (136)
                                                                  ---------       -----------

Income from continuing operations
  before income tax benefit                                             882              856

Income tax benefit                                                      254              ---

Gain (loss) from discontinued
  operations, net                                                       290           (3,466)
                                                                  ---------        ----------

Net income (loss)                                                  $  1,426        $  (2,610)
                                                                   ========        ==========


Results of Operations - Three Months ended September 30, 1997 and 1996
----------------------------------------------------------------------

Revenues
--------

Revenues for the first quarter of fiscal 1998 decreased 4.6% to $27.2 million from $28.5 million for the same quarter in fiscal 1997.

For the first quarter of fiscal 1998, revenues of $27.2 million consisted of $26.8 million in services revenues and $.4 million in product revenues. For the first quarter of fiscal 1997, revenues of $28.5 million consisted of $28.2 million in services revenue and $.3 million in product revenues. The total revenue decrease of $1.3 million is primarily the result of U.S. government delays in certain contract awards and a net reduction in technical staff during the first quarter of fiscal 1998. With an increase in contract backlog and an anticipated growth in current staffing, the Company hopes to reverse this trend during the remainder of fiscal 1998.

Cost of Revenues and Gross Profit
---------------------------------

Cost of revenues for the first quarter of fiscal 1998 decreased 4.8% to $22.2 million from $23.3 million for the same quarter in fiscal 1997. The cost of revenue decrease of $1.1 million is a direct result of reduced revenues.

Gross profit for the first quarter of fiscal 1998 decreased 3.8% to $5.0 million, or 18.4% of revenues, from $5.2 million, 18.3% of revenues, for the same quarter in fiscal 1997. The gross profit decrease of $197 thousand is a direct result of reduced revenues.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses consist of selling, general and administrative, research and development, and other costs. Operating expenses for the first quarter of fiscal 1998 decreased 12.5% to $3.7 million, or 13.6% of revenues, from $4.2 million, 14.8% of revenues, for the same quarter in fiscal 1997. The operating expenses decrease of $526 thousand is primarily the result of reduced unrecoverable overhead expenses allocated to discontinued operations.

Operating income from continuing operations for the first quarter of fiscal 1998 increased 42% to $1.4 million, or 5.2% of revenues, from $1.0 million, 3.5% of revenues, for the same quarter of fiscal 1997. The operating income from continuing operations increase of $418 thousand is the result of a combination of increase in higher-margin product sales and reduction in operating expenses discussed above.

Net Interest Income or Expense
------------------------------

Net interest expense of $ 528 thousand for the first quarter of fiscal 1998, compared to net interest expense of $136 thousand for the first quarter of fiscal 1997, reflects the significant increase in debt incurred in order to fund what are now Discontinued Operations.

Income Tax Benefit
------------------

As a result of tax losses incurred in prior periods, the Company, at June 30, 1997, had tax loss carryforwards amounting to $64 million. Under statement of financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This in turn is a function of the forecasts of the Company's profitability in future years. The Company's continuing operations consist of its information technology services business. The Company has been profitably engaged in this business for over 30 years and projects continued profitability in the future. In recent years, the Company's losses have been due to this profitability being more that offset by the losses generated from the Telecommunications and Advanced Product Divisions. With those Divisions now having been discontinued, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards. As of September 30, 1997, the Company's total net deferred tax asset is $11.7 million which is comprised of current deferred taxes of $2.7 million and long term deferred taxes of $9.0 million.

Income or Loss from Continuing Operations
-----------------------------------------

Income from continuing operations for the first quarter of fiscal 1998 increased 33% to $1.1 million from $.9 million for the first quarter of fiscal 1997. The $280 thousand increase in income from continuing operations is a direct result of the tax benefit of the Company's tax loss carryforwards.

Discontinued Operations
-----------------------

During the quarter ended March 31, 1997, the Company adopted a plan to dispose of the Company's Telecommunications and Advanced Products Divisions ("Discontinued Divisions"). The Company expects that none of the final disposal dates of the business units within the Discontinued Divisions will be later than February 28, 1998.

On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business unit for approximately $2.0 million. The proceeds received were used to pay down the Company's obligation under the Equipment Lease.

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

On June 27, 1997, the Company sold the assets and liabilities of its Optical Service Unit ("OSU") business unit within its discontinued Telecommunications Division. The sale was a cash payment of $1.5 million payable in part at, and the remainder shortly after, closing, both of which payments have been received by the Company, and a royalty schedule on sales of the OSU or derivatives over the next 10 years. The proceeds received were used to pay down the Company's obligation under the Equipment Lease.

The operations of the NetworkVUE business unit within the Company's discontinued Telecommunications Division were shut down as of September 30, 1997.

The operations of the Commercial Information Systems ("CIS") component of the Company's discontinued Advanced Products Division were shut down in October 1997.

Income from discontinued operations for the first quarter of fiscal 1998 net of tax, was $290 thousand, compared to a loss of $3.5 million during the first quarter of fiscal 1997. The income from discontinued operations for the first quarter of fiscal 1998 is the result of a $472 thousand reduction of a $2.0 million note to Quintessential Solutions Inc. ("QSI") which is reported net of tax of $182 thousand. The reduction in the QSI debt arose by mutual agreement and resolved a dispute between the Company and QSI related to the acquisition of software used in the now discontinued NetworkVUE business unit.

Net Income or Loss
------------------

Net income for the first quarter of fiscal 1998 amounted to $1.4 million, comprised of a profit from Continuing Operations of $1.1 million and a gain from Discontinued Operations of $0.3 million.

Net loss for the first quarter of fiscal year 1997 amounted to $2.6 million, comprised of a gain of $0.9 million from Continuing Operations and a loss from discontinued Operations of $3.5 million.

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

The Debenture bears interest at a 5% rate per annum payable quarterly in cash or, at the Company's option, the amount due may be added to the outstanding principal due under the Debenture. The Debenture is convertible into the Company's Common Stock at the lesser of (i) $11 per share, or (ii) 94% of the low trade during the 3 trading days immediately preceding the date of conversion. The investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission (which registration statement has now become effective) with respect to the Company's Common Stock into which the Debenture is convertible and for which the Debenture Warrant is exercisable. If the Company is in default under the Debenture, the investor may put the Debenture to the Company at 120% of the amount outstanding. The Debenture Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event the Debenture Warrant is repriced at the lesser of (i) $8.47 per share, or (ii) 80% of the Transaction Value (as defined in the Debenture Warrant), and the investor has the option to put the Debenture to the Company at 115% of the amount outstanding. Other terms, conditions, and limitations apply to the Subscription Agreement, the Debenture, the Registration Rights Agreement and the Debenture Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the quarter ended December 31, 1996 and are incorporated by reference as Exhibits to the present report. As of October 31, 1997, the holder of the Convertible Debenture has given the Company Conversion Notices converting $2 million of the $4 million Debenture into 405,871 shares.

Under the Equity Line Agreement the investor may, but is not required to, purchase up to $3 million of the Company's Common Stock during the 6 month period beginning July 1, 1997. For the 3 years after that initial 6-month period, the Company can require the investor to purchase up to $3 million of the Common Stock per quarter up to an aggregate maximum of $18 million under the Equity Line Agreement. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase Common Stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its Common Stock under the Equity Line Agreement, it must pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's Common Stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's Common Stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the Common Stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission with respect to the Company's Common Stock for which the Equity Line Warrant and the
Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event is repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, if and when issued, would contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares (which registration statement is now effective), (ii) limitations based on the price and volume of the Company's Common Stock, and (iii) the percentage of the Common Stock beneficially owned by the investor from time to time. Other terms, conditions, and limitations apply to the Equity Line Agreement, the Registration Rights Agreement and the Equity Line Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the Quarter ended December 31, 1996 and are incorporated by reference as Exhibits to the present report. The investor has not yet purchased any shares under the Equity Line Agreement.

Liquidity and Capital Resources
-------------------------------

The Company had $5.0 million in cash and cash equivalents at September 30, 1997, compared to $291 thousand at September 30, 1996.

Net cash provided by operations amounted to $99 thousand for the first quarter of fiscal 1998, compared to cash used by operations of $856 thousand for the first quarter of fiscal 1997. Net cash used by discontinued operations amounted to $618 thousand for the first quarter of fiscal 1998 compared to $5.5 million for the first quarter of fiscal year 1997. Net cash used by investing activities for the first quarter of fiscal 1998 amounted to $177 thousand, compared to $1.0 million during the same period for the prior year. Net cash used by financing activities amounted to $85 thousand for the first quarter of fiscal 1998, compared to net cash provided of $4.9 million provided in the first quarter of fiscal 1997.

As a result of the decrease in funded debt and increase in operating income during the first quarter of fiscal 1998, the Company's ratio of total funded debt to total capitalization amounted to 61% at September 30, 1997, compared to 67% at June 30, 1997.

At September 30, 1997, the Company had $28.5 million of funded debt, $1.7 million of which was classified as short term, and $26.8 million of which was classified as long term. The Company had $29.8 million of bank debt and equipment lease financings at June 30, 1997.

The credit facilities with the Company's bank consist of an $8 million term loan ("Term Loan") of which $4.9 million was drawn down at September 30, 1997, a $22 million revolving line of credit ("Revolving Credit"), of which $19.8 million was used at September 30, 1997, and a $2.2 million debt (as of September 30, 1997) arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary. See Note (7) - Subsequent Events.

The Term Loan is due on September 1, 1999, and bears interest at the bank's floating prime rate, currently 8.5% per annum. If the Company is unable to obtain an extension of the Term Loan, it intends to pay it out of a combination of (i) operating cash flows, (ii) the Revolving Credit, and/or (iii) the Equity Line Agreement. The Revolving Credit is due on January 15, 2000, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by October 15, 1997, and, thus, the Revolving Credit is repayable on January 15, 2000. The Revolving Credit has typically been renewed, although there is no guarantee of renewal. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.5% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease was originally for a term of 60 months which commenced in June 1996 and bears interest at 9%. It is now expected to be paid in full by the end of fiscal 1999, under the revised payment schedule.

The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit was amended as of March 31, 1996, June 30, 1996, December 31, 1996, and on March 31, 1997 to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At September 30, 1997, the Company was in compliance with its covenants under this Agreement.

The chairman of the board of the bank providing the credit under the Loan Agreement and Equipment Lease is a member of the board of directors of the Company. The Company believes that the terms of its credit agreements with the bank are substantially similar to those that could have been obtained from an unaffiliated third party.

Quantitative Information About Market Risk
------------------------------------------

The Company does not hold instruments which are sensitive to interest rate, foreign currency exchange, commodity price, or equity risks. As previously discussed, the Company, under its bank debt, is a net borrower at floating prime rates. Thus an increase in bank prime rates would have a significant adverse impact on the Company's profitability and cash flows.

Outlook
-------

With the discontinuation of the Telecommunications and Advanced Products Divisions, the Company is now entirely focused on its information technology and professional services business. This business has been and is expected to remain profitable with positive operating cash flows. With the positive free cash flow expected from the services business and with the potential to raise additional equity from the Company's Equity Line Agreement, the Company expects, over time, to reduce substantially the outstanding principal amount of its bank debt.

Risk Factors
------------

The Company and its shareholders face a number of risks, including, but not limited to:

     - The Company's ability to sufficiently grow its services business to generate the needed positive free cash flow to support the debt service described above.
     - The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.
     - The Company's ability to keep and attract the personnel required to service its current and future contract portfolio.
     - A dependence upon government contracting in general, and particularly a high concentration of the Company's business with the U.S. Government, Department of Defense and its instrumentalities.
     - The high degree of financial leverage under which the Company will continue to operate until its current debt levels are reduced and its equity levels increased.
     - The risk that the Equity Line Agreement will not remain available, either because the investor does not make required purchases due to any future securities registration problems, or otherwise.
     - Dilution which may result from (i) conversion of the Debenture, (ii) sales of stock by the Company under the Equity Line Agreement, (iii) exercise of the Debenture and Equity Line Warrants, and (iv) exercise of employee and director stock options.

                           PART II - OTHER INFORMATION

Items 1, 2, 3,  and 5 are Inapplicable.
---------------------------------------

Item 4 - Results of Votes of Security Holders.
----------------------------------------------

On November 6, 1997, the Annual Meeting of Shareholders was held. The shareholders reelected 4 current directors as follows:



           Director                    For             Against           Abstain          Broker Nonvotes
           --------                    ---             -------           -------          ---------------
Peter A. Cohen                      8,421,757          409,198             -0-                  -0-

Charles H.P. Duell                  8,434,865          396,090             -0-                  -0-

George R. Packard                   8,435,238          395,717             -0-                  -0-

Herbert Rabin                       8,435,590          395,365             -0-                  -0-


The shareholders ratified the selection of Deloitte & Touche, L.L.P. as independent public accountants for the fiscal year ending June 30, 1998 as follows:


                                       For             Against          Abstain             Broker Nonvotes
                                       ---             -------          -------             ---------------
                                       8,168,269          472,464          190,222                 -0-

Item 6(a) Exhibits.
-------------------

         Exhibit No.       Description
         -----------       -----------
             11            Statement of Computation of Earnings Per Share

             12            Financial Data Schedule

Item 6(b) is Inapplicable
-------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GRC  INTERNATIONAL,  INC.



                              By: /s/ Ronald B.  Alexander
                                  ------------------------
                                  Ronald B. Alexander
                                  Senior Vice President-Finance,  Treasurer,
                                  Chief Financial Officer & Chief Accounting
                                  Officer






November 13, 1997