Form 10-Q
period 1997-12-31
GRC INTERNATIONAL INC
filed 1998-02-17
CIK 201944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
  Class of Common Stock                                    January 31, 1998
--------------------------                                 ----------------

     $.10 par value                                        9,807,536 shares

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
                                                                      ----
PART I - FINANCIAL INFORMATION

A.    FINANCIAL STATEMENTS

      Consolidated Condensed Statements of Income                       3

      Consolidated Condensed Balance Sheets                             4

      Consolidated Condensed Statements of Cash Flows                   6

      Notes to Consolidated Condensed Financial Statements              8


B.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10


C.    PART II - OTHER INFORMATION                                      18

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

                             GRC INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except for per share data)
                                   (unaudited)

                                                     Three Months Ended                    Six Months Ended
                                                         December 31,                        December 31,
                                                     ------------------                    ------------------
                                                        1997                1996           1997               1996
                                                     ----------          ---------       --------           --------
Revenues                                              $   29,705          $ 28,568       $ 56,870          $ 57,037

Cost of revenues                                          24,479            23,501         46,639            46,768

Indirect costs and other costs                             4,031             3,967          7,626             8,177
                                                       ---------         ---------      ---------         ---------

Operating income                                           1,195             1,100          2,605             2,092

Interest expense, net                                       (499)             (340)        (1,027)             (476)
                                                      ----------        ----------      ---------        ----------

Income from continuing operations
   before income tax benefit                                 696               760          1,578             1,616

Income tax benefit                                         1,331               ---          1,585               ---
                                                       ---------         ---------      ---------        ----------

Income from continuing operations                          2,027               760          3,163             1,616

Gain (loss) from discontinued operations
   (net of tax)                                              468           (19,864)           758           (23,330)
                                                      ----------         ---------      ---------         ---------

Net Income (loss)                                     $    2,495         $ (19,104)     $   3,921         $ (21,714)
                                                      ==========         =========      =========         =========

Income (loss) per common and
   common equivalent share:

Basic
       Continuing operations                          $     0.21        $    0.08      $     0.32        $    0.17
       Discontinued operations                        $     0.05        $   (2.13)     $     0.08        $   (2.50)
                                                      ----------        ---------      ----------        ---------
       Net income (loss)                              $     0.26        $   (2.05)     $     0.40        $   (2.33)
                                                      ==========        =========      ==========        =========

Number of shares used in EPS
   calculation                                             9,777            9,340           9,704            9,321
                                                       =========         ========       =========         ========

Diluted
       Continuing operations                          $     0.20        $    0.08      $     0.32        $    0.17
       Discontinued operations                        $     0.05        $   (2.11)     $     0.08        $   (2.47)
                                                      ----------        ---------      ----------        ---------
       Net income (loss)                              $     0.25        $   (2.03)     $     0.40        $   (2.30)
                                                      ==========        =========      ==========        =========

Number of shares used in EPS
   calculation                                             9,914            9,427           9,834            9,445

                                                      ==========        =========      ==========        =========

         Prior period amounts are restated to conform to the current period presentation.

          The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                               December 31,            June 30,
                                                                                   1997                  1997
                                                                               -------------            -------
                                                                                         (in thousands)
CURRENT ASSETS:

   Cash and cash equivalents                                                    $  3,407               $   5,756
   Accounts receivable, net                                                       25,288                  25,087
   Unbilled reimbursable costs and fees, net                                       5,426                   4,076
   Other receivables                                                               1,231                   1,090
   Prepaid expenses and other current assets                                       1,215                     576
   Deferred income taxes                                                           2,686                   2,686
                                                                                --------                --------

         Total current assets                                                     39,253                  39,271
                                                                                --------                --------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $10,021 and $9,414                                       9,789                  10,553
                                                                                --------                --------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                       2,263                   2,409
   Deferred software costs, net                                                      405                     461
   Deferred taxes                                                                 10,010                   8,896
   Deposits and other                                                              4,421                   4,374
                                                                                --------                --------

         Total other assets                                                       17,099                  16,140
                                                                                --------                --------

TOTAL ASSETS                                                                    $ 66,141                $ 65,964

                                                                                ========                ========







          Prior period amounts are restated to conform to the current period presentation.

          The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                            December 31,              June 30,
                                                                                1997                    1997
                                                                            ------------             ---------
                                                                                      (in thousands)
CURRENT LIABILITIES:

   Current maturities of long-term debt                                         $  1,777               $   1,679
   Accounts payable                                                                2,341                   2,610
   Accrued compensation and benefits                                              11,126                  12,210
   Income taxes payable                                                              389                     384
   Accrued expenses and other current liabilities                                  2,636                   1,929
   Net liabilities of discontinued operations                                      2,255                   4,591
                                                                                --------                --------
         Total current liabilities                                                20,524                  23,403
                                                                                --------                --------

LONG-TERM LIABILITIES:

   Long-term debt                                                                 26,103                  28,153
   Other long-term liabilities                                                     1,273                   1,332
                                                                                --------                --------
         Total long-term liabilities                                              27,376                  29,485
                                                                                --------                --------

COMMITMENTS AND CONTINGENCIES                                                        ---                     ---

STOCKHOLDERS' EQUITY:

   Commonstock,   $.10  par  value -
         Authorized  -  30,000,000  shares
         Issued  - 10,075,000 shares
           and 9,849,000 shares                                                    1,009                     985
   Paid-in capital                                                                78,174                  76,954
   Accumulated deficit                                                           (57,097)                (61,018)
                                                                                --------                --------
                                                                                  22,086                  16,921

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                                --------                --------

         Total stockholders' equity                                               18,241                  13,076
                                                                                --------                --------

                                                                                $ 66,141                $ 65,964
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

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                           ----------------------
                                                                                            1997             1996
                                                                                           ------           ------
                                                                                               (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                   $  3,163          $  1,616
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                                 1,591             1,416
              Loss provision  on current assets                                                83               259
              Income tax benefit                                                           (1,585)              ---
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                            (1,632)              359
                 Prepaid expenses and other current assets                                   (782)             (989)
                 Accounts payable, accruals and
                    other current liabilities                                                (641)           (2,127)
              Other                                                                           (56)               10
                                                                                         --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     141               544
                                                                                         --------          --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain (Loss) from discontinued operations                                                 758           (23,330)
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                              (2,265)           13,777
              Proceeds from sale of discontinued operations                                   400               ---
                                                                                         --------          --------
NET CASH USED BY DISCONTINUED OPERATIONS                                                   (1,107)           (9,553)
                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                  (620)           (1,489)
     Deferred software costs                                                                  ---              (156)
     Other                                                                                    (55)              ---
                                                                                         --------          --------
NET CASH USED BY INVESTING ACTIVITIES                                                        (675)           (1,645)
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                                        (1,180)             (638)
     Bank borrowings                                                                          503            12,051
     Issuance of common stock                                                                 (31)              132
     Other                                                                                    ---               ---
                                                                                         --------          --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             (708)           11,545
                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                         (2,349)              891
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              5,756             2,790
                                                                                         --------          --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                 $  3,407          $  3,681
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

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                 ---------------------
                                                                                  1997           1996
                                                                                 ------         ------
                                                                                     (in thousands)
Supplemental disclosures:

Cash paid for:

     Interest                                                                  $  1,036          $  595

     Income taxes                                                              $     30          $    9

Other non-cash financing activities:

     Conversion of debenture to common stock                                   $  1,275          $  ---
























          Prior period amounts are restated to conform to the current period presentation.

          The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                                   (unaudited)


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

(2) At December 31, 1997, the Company had a revolving credit agreement that provides for secured borrowings of up to $22 million, of which $19.7 million (or $16.3 million, net of cash) was utilized at December 31, 1997. The agreement extends to January 2000, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided up to an additional $8 million in term loan financing under a standby facility, available on an offering basis, with borrowings thereunder due September 1, 1999, of which $4.8 million was utilized at December 31, 1997. Advances under the revolving credit agreement and the term loans accrue interest at the bank's prime rate which was 8.5% as of December 31, 1997. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

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

         In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan was originally amortized over a five year period at an interest rate of 9%, but with partial paydowns that were made from the proceeds of the following divestitures, the loan is now anticipated to be fully retired by the end of fiscal 1999. On April 30, 1997, the Company applied the $2 million in proceeds from the sale of its GRC Instruments/Dynatup business against its obligations under the equipment financing. In June and July 1997, the Company applied $1.5 million in proceeds from the sale of its OSU business against its obligations under the equipment financing. As of December 31, 1997, the outstanding balance on the equipment financing was $1.8 million.

         Debt at December 31, 1997 and June 30, 1997 consisted of the following:

                                                             December 31, 1997          June 30, 1997
                                                             -----------------          -------------
         Revolving Credit Agreement                            $ 19,696                      $ 19,267
         Term Loans                                               4,750                         4,900
         Convertible Debenture                                    1,584                         2,758
         Equipment Financing                                      1,822                         2,871
         Other                                                       28                            36
                                                               --------                      --------

         Total Debt                                            $ 27,880                      $ 29,832
         Less:  Current Portion                                   1,777                         1,679
                                                               --------                      --------

         Long Term Debt                                        $ 26,103                      $ 28,153
                                                               ========                      ========


(3) Changes in Presentation. Certain amounts in the December 31, 1996 Consolidated Financial Statements have been reclassified to conform to the December 31, 1997 presentation.

(4) Discontinued Operations. Since the Company adopted a plan to dispose of the Company's Telecommunications and Advanced Products Divisions in February of 1997, the Company has successfully sold essentially all of the business units comprising those divisions, i.e., the OSU(R) Network Interface, GRC Instruments/Dynatup, Vindicator, NetworkVUE, and Commercial Information Systems ("CIS") business units. The income from discontinued operations for the first six months of fiscal 1998 is the combination of a $472 thousand reduction of a $2.0 million note to Quintessential Solutions Inc. ("QSI") which is reported net of tax of $182 thousand, and a reversal of $750 thousand of discontinued operation reserves net of tax of $282 thousand. The reduction in the QSI debt arose by mutual agreement and resolved a dispute between the Company and QSI related to the acquisition of software used in the now discontinued NetworkVUE business unit. The reduction in discontinued reserves is a result of the Company selling off its final two discontinued business units. The Company sold its CIS business unit on December 19, 1997 and its NetworkVUE business unit on January 8, 1998. Additional information is provided below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

(5) Income Taxes. The Company recognized an incremental deferred tax asset of $1.1 million through the first six months of fiscal year 1998. As a result of the discontinuance of the Company's Telecommunications and Advanced Products Divisions, the losses generated by those discontinued operations no longer offsets the profits generated by the Company's service operations. Accordingly, the Company expects to realize a substantial portion of its income tax carryforwards in the future.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED December 31, 1997 and 1996
                                   (unaudited)


Summary

The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                               Three Months Ended                       Six Months Ended
                                            12/31/97          12/31/96                12/31/97     12/31/96
                                            --------         --------                 --------     --------
Revenues                                    $ 29,705         $ 28,568                $ 56,870      $ 57,037
                                            ========         ========                ========      ========

Operating income                               1,195            1,100                   2,605         2,092

Interest expense, net                           (499)            (340)                 (1,027)         (477)
                                            --------         --------                --------      --------

Income from continuing operations
  before income tax benefit                      696              760                   1,578         1,615

Income tax benefit                             1,331              ---                   1,585           ---

Gain (loss) from discontinued
  operations (net of tax)                        468          (19,866)                    758       (23,331)
                                           ---------         --------               ---------      --------

Net income (loss)                          $   2,495         $(19,106)              $   3,921      $(21,716)
                                           =========         ========               =========      ========


Results of Operations - Three Months ended December 31, 1997 and 1996
---------------------------------------------------------------------

Revenues
--------

Revenues for the second quarter of fiscal 1998 increased 4.0% to $29.7 million from $28.6 million for the same quarter in fiscal 1997.

For the second quarter of fiscal 1998, revenues of $29.7 million consisted of $29.4 million in services revenues and $0.3 million in product revenues. For the second quarter of fiscal 1997, revenues of $28.6 million consisted of $27.9 million in services revenue and $0.7 million in product revenues. The total revenue increase of $1.1 million is primarily the result of increased U.S. government contract funding during the second quarter of FY1998.

Cost of Revenues and Gross Profit
---------------------------------

Cost of revenues for the second quarter of fiscal 1998 increased 4.2% to $24.5 million, or 82.5% of revenues, from $23.5 million, or 82.2% of revenues, for the same quarter in fiscal 1997. The cost of revenue increase of $1.0 million is a direct result of the increase in revenues.

Gross profit for the second quarter of fiscal 1998 increased 3.0% to $5.2 million, or 17.5% of revenues, from $5.1 million, or 17.8% of revenues, for the same quarter in fiscal 1997. The gross profit increase of $153 thousand is a direct result of increased revenues.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses consist of selling, general and administrative, research and development, and other costs. Operating expenses for the second quarter of fiscal 1998 increased 1.5% to $4.03 million, or 13.6% of revenues, from $3.97 million, or 13.9% of revenues, for the same quarter in fiscal 1997. The operating expenses increase of $58 thousand is primarily the result of relocation and salary costs for new hires in the Finance Department.

Operating income from continuing operations for the second quarter of fiscal 1998 increased 8.6% to $1.2 million, or 4.0% of revenues, from $1.1 million , or 3.9% of revenues, for the same quarter of fiscal 1997. The operating income from continuing operations increase of $95 thousand is a direct result of increased revenues.

Net Interest Income or Expense
------------------------------

Net interest expense for the second quarter of fiscal 1998 increased 46.8% to $499 thousand, or 1.7% of revenues, from $340 thousand, or 1.2% of revenues, for the second quarter of fiscal 1997. This increase of $159 thousand reflects the significant increase in debt incurred in order to fund what are now discontinued operations.

Income Tax Benefit
------------------

As a result of tax losses incurred in prior periods, the Company, at June 30, 1997, had tax loss carryforwards amounting to $64 million. Under statement of financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. The Company's continuing operations consist of its information technology services business. The Company has been profitably engaged in this business for over 30 years and projects continued profitability in the future. In recent years, the Company's losses have been due to this profitability being more that offset by the losses generated from the Telecommunications and Advanced Product Divisions. With those Divisions now having been discontinued, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards. As of December 31, 1997, the Company's total net deferred tax asset is $12.7 million, which is comprised of current deferred taxes of $2.7 million and long term deferred taxes of $10.0 million.

The tax benefit for the second quarter of fiscal 1998 was $1.3 million, compared to $0 for the second quarter of fiscal 1997.

Income or Loss from Continuing Operations
-----------------------------------------

Income from continuing operations for the second quarter of fiscal 1998 increased 167% to $2.0 million, or 6.8% of revenues, from $0.8 million, or 2.7% of revenues, for the second quarter of fiscal 1997. The $1.3 million increase in income from continuing operations is a direct result of the tax benefit of the Company's tax loss carryforwards.

Discontinued Operations
-----------------------

During the quarter ended March 31, 1997, the Company adopted a plan to dispose of the Company's Telecommunications and Advanced Products Divisions ("Discontinued Divisions"). As of January 8, 1998, all business units within the Discontinued Divisions have been sold, except for a small software services group which has been transferred to continuing operations.

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

On June 27, 1997, the Company sold the assets and liabilities of its OSU(R) Network Interface ("OSU") business unit within its discontinued Telecommunications Division. The sale was a cash payment of $1.5 million payable in part at, and the remainder shortly after, closing, both of which payments have been received by the Company, and a royalty schedule on sales of the OSU or derivatives over the next 10 years. The proceeds received were used to pay down the Company's obligation under the Equipment Lease.

On December 19, 1997, the Company sold the assets of its Commercial Information Systems ("CIS") component of the Company's discontinued Advanced Products Division in exchange for royalties on future sales of Flow Gemini and derivative products and related services.

On January 8, 1998, the Company sold the assets of its NetworkVUE business unit within the Company's discontinued Telecommunications Division in exchange for royalties on future sales of NetworkVUE, NetSolve and derivative products and related services.

Income from discontinued operations for the second quarter of fiscal 1998 net of tax was $468 thousand, compared to a loss of $19.9 million during the same quarter of fiscal 1997. The income from discontinued operations for the second quarter of fiscal 1998 is the result of a reversal of $750 thousand of reserves for discontinued operations, which is reported net of tax of $282 thousand. The reduction in discontinued reserves is a result of the Company selling off its final two discontinued business units. The Company sold its Commercial Information Systems ("CIS") business unit on December 19, 1997 and its NetworkVUE business unit on January 8, 1998.

Results of Operations - Six Months ended December 31, 1997 and 1996
-------------------------------------------------------------------

Revenues
--------

Revenues for the first half of fiscal 1998 decreased 0.3% to $56.9 million from $57.0 million for the same period in fiscal 1997.

For the first half of fiscal 1998, revenues of $56.9 million consisted of $56.2 million in services revenues and $0.7 million in product revenues. For the first half of fiscal 1997, revenues of $57.0 million consisted of $56.0 million in services revenue and $1.0 million in product revenues.

Cost of Revenues and Gross Profit
---------------------------------

Cost of revenues for the first half of fiscal 1998 decreased 0.5% to $46.6 million, or 81.9% of revenues, from $46.8 million, or 82.0% of revenues, for the same period in fiscal 1997. The cost of revenue decrease of $129 thousand is a direct result of the decrease in revenues.

Gross profit for the first half of fiscal 1998 decreased 0.4% to $10.23 million, or 18.0% of revenues, from $10.27 million, or 18.0% of revenues, for the same period in fiscal 1997.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses consist of selling, general and administrative, research and development, and other costs. Operating expenses for the first half of fiscal 1998 decreased 5.7% to $7.7 million, or 13.6% of revenues, from $8.2 million, or 14.3% of revenues, for the same period in fiscal 1997. The operating expenses decrease of $468 thousand is primarily the result of reduced marketing expenses.

Operating income from continuing operations for the first half of fiscal 1998 increased 24.5% to $2.6 million, or 4.6% of revenues, from $2.1 million, or 3.7% of revenues, for the same period of fiscal 1997. The operating income from continuing operations increase of $513 thousand is the result of a combination of an increase in higher-margin product sales and a reduction in operating expenses during the first quarter of fiscal 1998.

Net Interest Income or Expense
------------------------------

Net interest expense for the first half of fiscal 1998 increased 115.3% to $1.0 million, or 1.8% of revenues, from $477 thousand, or 0.8% of revenues, for the same period of fiscal 1997. The net interest expense of $550 thousand reflects the significant increase in debt incurred during the first half of fiscal 1998 in order to fund the Company's discontinued operations.

Income Tax Benefit
------------------

As disclosed above, the Company expects to realize a larger portion of its deferred tax asset as a result of eliminating the loss generating Discontinued Divisions. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards. As of December 31, 1997, the Company's total net deferred tax asset is $12.6 million which is comprised of current deferred taxes of $2.6 million and long term deferred taxes of $10.0 million.

The tax benefit for the first half of fiscal 1998 is $1.6 million, compared to $0 for the same period in fiscal 1997.

Income or Loss from Continuing Operations
-----------------------------------------

Income from  continuing  operations  for the first half of fiscal 1998 increased
95.9% to $3.2 million, or 5.6% of revenues, from $1.6 million, or 2.8% of revenues, for the same period of fiscal 1997. The $1.5 million increase in income from continuing operations is a direct result of the tax benefit of the Company's tax loss carryforwards offset by the increase in interest expense.

Discontinued Operations
-----------------------

As discussed above, as of January 8, 1998, the Company has sold all of its business units within its Discontinued Divisions.

Income from discontinued operations for the first half of fiscal 1998 net of tax, was $758 thousand, compared to a loss of $23.3 million during the same period of fiscal 1997. The income from discontinued operations for the second half of fiscal 1998 is the result of a reversal of $750 thousand of reserves, net of tax of $282 thousand, as a result of selling its CIS and NetworkVUE business units, and of a $472 thousand reduction, net of tax of $182 thousand, of a $2.0 million note to Quintessential Solution Inc. ("QSI").

Financing
---------

On January 21, 1997, the Company entered into a Convertible Securities Subscription Agreement ("Subscription Agreement") pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000 ("Debenture"). Also on January 21, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line Agreement") whereby an investor may purchase up to $18 million in the Company's Common Stock over a 3 year period currently expected to begin on April 1, 1998.

The Debenture bears interest at a 5% rate per annum payable quarterly in cash or, at the Company's option, the amount due may be added to the outstanding principal due under the Debenture. The Debenture is convertible into the Company's Common Stock at the lesser of (i) $11 per share, or (ii) 94% of the low trade during the 3 trading days immediately preceding the date of conversion. The investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission (which registration statement has now become effective) with respect to the Company's Common Stock into which the Debenture is convertible and for which the Debenture Warrant is exercisable. If the Company is in default under the Debenture, the investor may put the Debenture to the Company at 120% of the amount outstanding. The Debenture Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event the Debenture Warrant is repriced at the lesser of (i) $8.47 per share, or (ii) 80% of the Transaction Value (as defined in the Debenture Warrant), and the investor has the option to put the Debenture to the Company at 115% of the amount outstanding. Other terms, conditions, and limitations apply to the Subscription Agreement, the Debenture, the Registration Rights Agreement and the Debenture Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the quarter ended December 31, 1996 and are incorporated by reference as Exhibits to the present report. As of January 31, 1998, the holder of the Convertible Debenture has given the Company Conversion Notices converting $2.125 million of the $4 million Debenture into 434,532 shares, leaving a remaining principal balance of $1.875 million.

Under the Equity Line Agreement, for the 3 year period currently expected to begin on April 1, 1998, the Company may require the investor to purchase up to $1.5 million of the Common Stock per quarter, subject to various conditions, including limitations related to the dollar trading volume of the Company's Common Stock. In addition, if certain additional, more stringent trading volume limitations are met, the Company may require the investor to purchase up to an additional $1.5 million per quarter. In all cases, purchases by the investor are limited to an aggregate maximum of $18 million. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase Common Stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its Common Stock under the Equity Line Agreement, it must under certain circumstances pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's Common Stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million of Common Stock under the Equity Line Agreement, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's Common Stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the Common Stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission (which registration has now become effective) with respect to the Company's Common Stock for which the Equity Line Warrant and the Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event is repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, if and when issued, would contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares (which registration statement is now effective), (ii) limitations based on the price and volume of the Company's Common Stock, and (iii) the percentage of the Common Stock beneficially owned by the investor from time to time. Other terms, conditions, and limitations apply to the Equity Line Agreement, the Registration Rights Agreement and the Equity Line Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the Quarter ended December 31, 1996 and are incorporated by reference as Exhibits to the present report. The investor has not yet purchased any shares under the Equity Line Agreement.

Liquidity and Capital Resources
-------------------------------

The Company had $3.4 million in cash and cash equivalents at December 31, 1997, compared to $5.8 million at June 30, 1997.

Net cash provided by operations amounted to $141 thousand during the first half of fiscal 1998, compared to cash provided by operations of $544 thousand for the first half of fiscal 1997. Net cash used by discontinued operations amounted to $1.1 million during the first half of fiscal 1998, compared to $9.6 million used during the first half of fiscal year 1997. Net cash used by investing activities during the first half of fiscal 1998 amounted to $675 thousand, compared to $1.6 million during the same period for fiscal year 1997. Net cash used by financing activities amounted to $708 thousand during the first half of fiscal 1998, compared to net cash provided of $11.5 million during the first half of fiscal 1997.

As a result of the decrease in funded debt and increase in operating income during the first half of fiscal 1998, the Company's ratio of total funded debt (net of cash) to total capitalization amounted to 59% at December 31, 1997, compared to 67% at June 30, 1997.

At December 31, 1997, the carrying value of the Company's debt amounted to $27.9 million, $1.8 million of which was classified as short term, and $26.1 million of which was classified as long term. The Company had $29.8 million of bank debt and equipment lease financing at June 30, 1997.

The credit facilities with the Company's bank consist of an $8 million term loan standby facility, available on an offering basis, with borrowings thereunder due September 1, 1999 ("Term Loan") of which $4.8 million was drawn down at December 31, 1997, a $22 million revolving line of credit ("Revolving Credit"), of which $19.7 million was used at December 31, 1997, and a $1.8 million debt (as of December 31, 1997) arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary. See Note (7) - Subsequent Events.

The Term Loan is due on September 1, 1999, and bears interest at the bank's floating prime rate, currently 8.5% per annum. If the Company is unable to obtain an extension of the Term Loan, it intends to pay it out of a combination of (i) operating cash flows, (ii) the Revolving Credit, and/or (iii) the Equity Line Agreement. The Revolving Credit is due on January 15, 2000, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by January 15, 1998, and, thus, the Revolving Credit is repayable on January 15, 2000. The Revolving Credit has been renewed each year to date, although there is no guarantee of renewal. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.5% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease was originally for a term of 60 months which commenced in June 1996 and bears interest at 9%. It is now expected to be paid in full by the end of fiscal 1999, under the revised payment schedule.

The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit was amended as of March 31, 1996, June 30, 1996, December 31, 1996, and on March 31, 1997 to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At December 31, 1997, the Company was in compliance with its covenants under this Agreement.

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

Risk Factors
------------

The Company and its shareholders face a number of risks, including, but not limited to:

* The Company's ability to sufficiently grow its services business to generate the needed positive free cash flow to support the debt service described above.
* The Company's ability to achieve its targeted levels of profitability by successfully managing its overall cost structure within its bid rates on government contracts.
* The Company's ability to keep and attract the personnel required to service its current and future contract portfolio.
* A dependence upon government contracting in general, and particularly a high concentration of the Company's business with the U.S. Government, Department of Defense and its instrumentalities.
* The high degree of financial leverage under which the Company will continue to operate until its current debt levels are reduced and its equity levels increased.
* The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.
* Dilution which may result from (i) conversion of the Debenture, (ii) sales of stock by the Company under the Equity Line Agreement, (iii) exercise of the Debenture and Equity Line Warrants, and (iv) exercise of employee and director stock options.
* The risk that the Company will not be able to sell stock under the Equity Line Agreement in the event various conditions set forth therein are not satisfied.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.
----------------------------------------

Item 6(a) Exhibits.
-------------------

         Exhibit No.       Description
         -----------       -----------

            11             Statement of Computation of Earnings Per Share

            27             Financial Data Schedule

Item 6(b) is inapplicable.
--------------------------

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






February 17, 1998