Form 10-Q
period 1998-03-31
GRC INTERNATIONAL INC
filed 1998-05-15
CIK 201944

19



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
Class of Common Stock                                     April 30, 1998
---------------------                                     --------------

   $.10 par value                                       10,206,506 shares

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

                                               GRC INTERNATIONAL, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (in thousands, except for per share data)
                                                    (unaudited)


                                                        Three Months Ended                  Nine Months Ended
                                                             March 31,                          March 31,
                                                     -----------------------------        ------------------------
                                                        1998                1997            1998            1997
                                                     ---------           ----------       --------        --------

Revenues                                               $  35,307         $  29,311     $   92,177       $   86,348

Cost of revenues                                          29,547            24,336         76,186           71,105

Indirect costs and other costs                             4,280             3,936         11,906           12,111
                                                       ---------         ---------      ---------       ----------

Operating income                                           1,480             1,039          4,085            3,132

Interest expense, net                                       (425)             (445)        (1,452)            (922)
                                                       ---------         ---------     ----------       ----------

Income from continuing operations
   before income tax benefit                               1,055               594          2,633            2,210

Income tax benefit                                         2,493             8,200          4,078            8,200
                                                       ---------         ---------     ----------      -----------

Income from continuing operations                          3,548             8,794          6,711           10,410

Gain (loss) from discontinued operations
   (net of tax)                                              ---            (8,278)           758          (31,611)
                                                       ---------        ----------     ----------      -----------

Net Income (loss)                                     $    3,548        $      516     $    7,469      $  (21,201)
                                                      ==========        ==========     ==========      ===========

Income (loss) per common and
   common equivalent share:

Basic
       Continuing operations                         $      0.36        $     0.94    $      0.69      $      1.12
       Discontinued operations                                 -             (0.88)          0.08            (3.39)
                                                     -----------        ----------    -----------      -----------
       Net income (loss)                             $      0.36        $     0.06    $      0.77      $     (2.27)
                                                     ===========        ==========    ===========      ===========

Number of shares used in EPS
   calculation                                             9,803             9,342          9,737            9,328
                                                     ===========        ==========    ===========      ===========
Diluted
       Continuing operations                         $      0.35        $     0.89    $      0.68      $      1.06
       Discontinued operations                                 -             (0.83)          0.07            (3.21)
                                                     -----------       -----------    -----------      -----------
       Net income (loss)                             $      0.35        $     0.06    $      0.75      $     (2.15)
                                                     ===========        ==========    ===========      ===========

Number of shares used in EPS
   calculation                                            10,266            10,203         10,260            9,847
                                                     ===========        ==========    ===========      ===========

                The accompanying notes are an integral part of these statements.

                                                   GRC INTERNATIONAL, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (unaudited)


                                                                                March 31,               June 30,
                                                                                   1998                   1997
                                                                                ----------              --------
                                                                                        (in thousands)
CURRENT ASSETS:

   Cash and cash equivalents                                                    $    968               $   5,756
   Accounts receivable, net                                                       26,003                  25,087
   Unbilled reimbursable costs and fees, net                                       3,885                   4,076
   Other receivables                                                               1,072                   1,090
   Prepaid expenses and other current assets                                       1,004                     576
   Deferred income taxes                                                           2,686                   2,686
                                                                                --------               ---------

         Total current assets                                                     35,618                  39,271
                                                                                --------               ---------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $10,021 and $9,414                                       9,444                  10,553
                                                                                --------                --------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                       2,127                   2,409
   Deferred software costs, net                                                      378                     461
   Deferred taxes                                                                 12,503                   8,896
   Deposits and other                                                              4,424                   4,374
                                                                                --------                --------

         Total other assets                                                       19,432                  16,140
                                                                                --------                --------

TOTAL ASSETS                                                                    $ 64,494                $ 65,964
                                                                                ========                ========







                The accompanying notes are an integral part of these statements.

                                                  GRC INTERNATIONAL, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (unaudited)


                                                                                March 31,             June 30,
                                                                                   1998                1997
                                                                                ---------             ---------
                                                                                      (in thousands)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                         $  1,411               $   1,679
   Accounts payable                                                                2,469                   2,610
   Accrued compensation and benefits                                              11,932                  12,210
   Accrued expenses and other current liabilities                                  2,804                   2,313
   Net liabilities of discontinued operations                                        202                   4,591
                                                                                --------                --------
         Total current liabilities                                                18,818                  23,403
                                                                                --------                --------

LONG-TERM LIABILITIES:

   Long-term debt                                                                 22,779                  28,153
   Other long-term liabilities                                                     1,286                   1,332
                                                                                --------                --------
         Total long-term liabilities                                              24,065                  29,485
                                                                                --------                --------

COMMITMENTS AND CONTINGENCIES                                                        ---                     ---

STOCKHOLDERS' EQUITY:

   Commonstock,   $.10  par  value
     Authorized - 30,000,000  shares
     Issued - 10,075,000 shares
       and 9,849,000 shares                                                        1,010                     985
   Paid-in capital                                                                77,995                  76,954
   Accumulated deficit                                                           (53,549)                (61,018)
                                                                                --------                --------
                                                                                  25,456                  16,921

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                                --------                --------

         Total stockholders' equity                                               21,611                  13,076
                                                                                --------                --------

                                                                                $ 64,494                $ 65,964
                                                                                ========                ========




                The accompanying notes are an integral part of these statements.

                                              GRC INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                                March 31,
                                                                                         1998               1997
                                                                                       -------            ------
                                                                                              (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                   $  6,711          $ 10,410
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                                 2,384             1,630
              Loss provision on current assets                                                320               818
              Deferred income tax benefit                                                  (4,112)           (8,159)
              Write-down of deferred software and related costs                                67               ---
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                            (1,042)              (89)
                 Prepaid expenses and other current assets                                   (413)             (307)
                 Accounts payable, accruals and
                    other current liabilities                                                 106            (2,820)
              Other                                                                           (73)              201
                                                                                         --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,948             1,684
                                                                                         --------          --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain (Loss) from discontinued operations                                                 758           (31,611)
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                              (4,318)           11,902
              Proceeds from sale of discontinued operations                                   400             6,391
                                                                                         --------           -------
NET CASH USED BY DISCONTINUED OPERATIONS                                                   (3,160)          (13,318)
                                                                                         --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                (1,017)           (1,281)
     Deferred software costs                                                                  ---              (222)
     Other                                                                                     17              (100)
                                                                                         --------          --------
NET CASH USED BY INVESTING ACTIVITIES                                                      (1,000)           (1,603)
                                                                                         --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                                        (4,984)             (951)
     Bank borrowings                                                                          503            15,844
     Issuance of common stock                                                                 (95)              281
     Other                                                                                    ---                 1
                                                                                         --------          --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                           (4,576)           15,175
                                                                                         --------          --------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                         (4,788)            1,938
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              5,756             2,780
                                                                                         --------          --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                 $    968          $  4,718

                                                                                         =========         ========

                The accompanying notes are an integral part of these statements.

                                              GRC INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)


                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                  1998           1997
                                                                                -------        ------
                                                                                     (in thousands)
Supplemental disclosures:

Cash paid for:

     Interest                                                                   $1,578          $1,027

     Income taxes                                                               $   37          $   12

Other non-cash financing activities:

     Conversion of debenture to common stock                                    $1,375          $  ---

























                The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                   (unaudited)


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(2) At March 31, 1998, the Company had a revolving credit agreement that provides for secured borrowings of up to $22 million, of which $16.3 million (or $15.3 million, net of cash) was utilized at March 31, 1998. The agreement extends to January 2000, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided up to an additional $8 million in term loan financing under a standby facility, available on an offering basis, with borrowings thereunder due September 1, 1999, of which $4.75 million was utilized at March 31, 1998. Advances under the revolving credit agreement and the term loans accrue interest at the bank's prime rate which was 8.5% as of March 31, 1998. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

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

         In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan was originally to be amortized over a five year period at an interest rate of 9%, but with partial paydowns that were made from the proceeds of the following divestitures, the loan is now anticipated to be fully retired by the end of fiscal 1999. On April 30, 1997, the Company
         applied  the  $2  million  in  proceeds   from  the  sale  of  its  GRC
         Instruments/Dynatup business against its obligations under the equipment financing. In June and July 1997, the Company applied $1.5 million in proceeds from the sale of its OSU business against its obligations under the equipment financing. As of March 31, 1998, the outstanding balance on the equipment financing was $1.4 million.

         Debt at March 31, 1998 and June 30, 1997 consisted of the following:

                                                       March 31, 1998                   June 30, 1997
                                                       --------------                   -------------
         Revolving Credit Agreement                            $ 16,299                      $ 19,267
         Term Loans                                               4,750                         4,900
         Convertible Debenture                                    1,719                         2,758
         Equipment Financing                                      1,396                         2,871
         Other                                                       26                            36
                                                               --------                      --------

         Total Debt                                            $ 24,190                      $ 29,832
         Less:  Current Portion                                   1,411                         1,679
                                                               --------                      --------

         Long Term Debt                                        $ 22,779                      $ 28,153
                                                               ========                      ========


(3) Discontinued Operations. Since the Company adopted its plan to dispose of the Company's Telecommunications and Advanced Products Divisions in February of 1997, the Company has successfully sold essentially all of the business units comprising those divisions, i.e., the OSU(R) Network Interface, GRC Instruments/Dynatup, Vindicator, NetworkVUE, and Commercial Information Solutions ("CIS") business units. The income from discontinued operations for the first nine months of fiscal 1998 is the combination of a $472 thousand reduction of a $2.0 million note to Quintessential Solutions, Inc. ("QSI") which is reported net of tax of $182 thousand, and a reversal of $750 thousand of discontinued operations reserves, net of tax of $282 thousand. The reduction in the QSI debt arose by mutual agreement and resolved a dispute between the Company and QSI related to the acquisition of software used in the now discontinued NetworkVUE business unit. The reduction in discontinued operations reserves is a result of the Company's sale of its final two discontinued business units. The Company sold its Commercial Information Solutions ("CIS") business unit on December 19, 1997 and its NetworkVUE business unit on January 8, 1998. Additional information is provided below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

(4) Income Taxes. The Company recognized an incremental deferred tax asset of $3.6 million through the first nine months of fiscal year 1998. As a result of the discontinuance of the Company's Telecommunications and Advanced Products Divisions, the losses generated by those discontinued operations no longer offset the profits generated by the Company's service operations. Accordingly, the Company expects to realize its income tax carryforwards in the future.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED March 31, 1998 and 1997
                                   (unaudited)


Summary

The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                              Three Months Ended                       Nine Months Ended
                                          ---------------------------                ----------------------
                                          3/31/98             3/31/97                3/31/98        3/31/97
                                          -------             -------                -------        -------
Revenues                                    $ 35,307        $  29,311               $  92,177       $ 86,348
                                            ========        =========               =========       ========

Operating income                               1,480            1,039                   4,085          3,132

Interest expense, net                           (425)            (445)                 (1,452)          (922)
                                            --------        ---------               ---------       --------

Income from continuing operations
  before income tax benefit                    1,055              594                   2,633          2,210

Income tax benefit                             2,493            8,200                   4,078          8,200

Gain (loss) from discontinued
  operations (net of tax)                        ---           (8,278)                    758        (31,611)
                                           ---------       ----------               ---------       --------

Net income (loss)                          $   3,548       $      516               $   7,469       $(21,201)
                                           =========       ==========               =========       ========


Results of Operations - Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------------

Revenues
--------

Revenues for the third quarter of fiscal 1998 increased 20.5% to $35.3 million from $29.3 million for the same quarter in fiscal 1997.

For the third quarter of fiscal 1998, revenues of $35.3 million consisted of $34.5 million in services revenues and $0.8 million in product revenues. For the third quarter of fiscal 1997, revenues of $29.3 million consisted of $28.5 million in services revenue and $0.8 million in product revenues. The total revenue increase of $6.0 million during the third quarter of fiscal 1998 is primarily the result of increased U.S. government contract awards, additional subcontract revenue, along with a significant increase in the number of new hires during fiscal 1998.

Cost of Revenues and Gross Profit
---------------------------------

Cost of revenues for the third quarter of fiscal 1998 increased 21.4% to $29.5 million, or 83.6% of revenues, from $24.3 million, or 82.9% of revenues, for the same quarter in fiscal 1997. The cost of revenue increase of $5.2 million is a direct result of the increase in revenues.

Gross profit for the third quarter of fiscal 1998 increased 16.0% to $5.8 million, or 16.4% of revenues, from $5.0 million, or 17.1% of revenues, for the same quarter in fiscal 1997. The gross profit increase of $800 thousand is a direct result of increased revenues.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses consist of selling, general and administrative, research and development, and other costs. Operating expenses for the third quarter of fiscal 1998 increased 10.3% to $4.3 million, or 12.2% of revenues, from $3.9 million, or 13.3% of revenues, for the same quarter in fiscal 1997. The operating expenses increase of approximately $400 thousand is primarily the result of an increase in general and administrative expenses to support the growth in contract revenues.

Operating Income for the third quarter of fiscal 1998 increased 50.0% to $1.5 million, or 4.2% of revenues, from $1.0 million, or 3.4% of revenues, for the same quarter of fiscal 1997. The income increase of approximately $500 thousand is a direct result of increased revenues.

Net Interest Income or Expense
------------------------------

Net interest expense for the third quarter of fiscal 1998 decreased 4.5% to $425 thousand, or 1.2% of revenues, from $445 thousand, or 1.5% of revenues, for the third quarter of fiscal 1997. This slight decrease of $20 thousand reflects a reduction in debt previously incurred in order to fund what are now discontinued operations.

Income Tax Benefit
------------------

As a result of tax losses incurred in prior periods, the Company, at June 30, 1997, had tax loss carryforwards amounting to $64 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. The Company's continuing operations consist of its information technology services business. The Company has been profitably engaged in this business for over 30 years and projects continued profitability in the future. In recent years, the Company's losses have been due to this profitability being more that offset by the losses generated from the Telecommunications and Advanced Products Divisions. With those Divisions now having been discontinued, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards. As of March 31, 1998, the Company's total net deferred tax asset is $15.2 million, which is comprised of current deferred taxes of $2.7 million and long term deferred taxes of $12.5 million.

The tax benefit for the third quarter of fiscal 1998 was $2.5 million, compared to $8.2 million for the third quarter of fiscal 1997.

Income or Loss from Continuing Operations
-----------------------------------------

Income from continuing operations for the third quarter of fiscal 1998 decreased 60.2% to $3.5 million, or 9.9% of revenues, from $8.8 million, or 30.0% of revenues, for the third quarter of fiscal 1997. The $5.3 million decrease in income from continuing operations is a direct result of the significant variance in the tax benefit of the Company's tax loss carryforwards between third quarter fiscal 1998 and 1997.

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

On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business unit for approximately $2.0 million. The proceeds received were used to repay a portion of the Company's obligation under the Equipment Lease.

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

On June 27, 1997, the Company sold the assets and liabilities of its OSU(R) Network Interface ("OSU") business unit within its discontinued Telecommunications Division. The sale was a cash payment of $1.5 million payable in part at, and the remainder shortly after, closing, both of which payments have been received by the Company, and a royalty schedule on sales of the OSU or derivatives over the next 10 years. The proceeds received were used to repay a portion of the Company's obligation under the Equipment Lease.

On December 19, 1997, the Company sold the assets of its Commercial Information Solutions ("CIS") component of the Company's discontinued Advanced Products Division in exchange for royalties on future sales of Flow Gemini and derivative products and related services.

On January 8, 1998, the Company sold the assets of its NetworkVUE business unit within the Company's discontinued Telecommunications Division in exchange for royalties on future sales of NetworkVUE, NetSolve and derivative products and related services.

Income from discontinued operations for the third quarter of fiscal 1998 net of tax was $0, compared to a loss of $8.3 million during the same quarter of fiscal 1997.

Results of Operations - Nine Months Ended March 31, 1998 and 1997
-----------------------------------------------------------------

Revenues
--------

Revenues for the first three quarters of fiscal 1998 increased 6.8% to $92.2 million from $86.3 million for the same period in fiscal 1997.

For the first three quarters of fiscal 1998, revenues of $92.2 million consisted of $90.7 million in services revenues and $1.5 million in product revenues. During the same period of fiscal 1997, revenues of $86.3 million consisted of $85.0 million in services revenue and $1.3 million in product revenues. The total revenue increase of $5.9 during the first three quarters of fiscal 1998 is primarily the result of increased staffing, additional U.S. government contract awards, and a significant increase in subcontract revenues.

Cost of Revenues and Gross Profit
---------------------------------

Cost of revenues for the first three quarters of fiscal 1998 increased 7.2% to $76.2 million, or 82.6% of revenues, from $71.1 million, or 82.4% of revenues, for the same period in fiscal 1997. The cost of revenue increase of $5.1 million is directly related to the increase in revenues during the same period

Gross profit for the first three quarters of fiscal 1998 increased 4.9% to $15.99 million, or 17.3% of revenues, from $15.24 million, or 17.7% of revenues, for the same period in fiscal 1997. This increase of $750 thousand is a direct result of the increase in revenues during the same period.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses consist of selling, general and administrative, research and development, and other costs. Operating expenses for the first three quarters of fiscal 1998 decreased 1.7% to $11.9 million, or 12.9% of revenues, from $12.1 million, or 14.0% of revenues, for the same period in fiscal 1997. Despite the slight decrease of approximately $200 thousand during the first nine months of fiscal 1998, compared to the same period for fiscal 1997, the Company expects operating expenses to increase compared to prior year by the end of fiscal 1998 as a result of supporting anticipated growth in contract revenues.

Operating Income for the first three quarters of fiscal 1998 increased 32.2% to $4.1 million, or 4.4% of revenues, from $3.1 million, or 3.6% of revenues, for the same period of fiscal 1997. The increase in operating income of approximately $1.0 million is the direct result of the increase in revenues during the first three quarters of fiscal 1998.

Net Interest Income or Expense
------------------------------

Net interest expense for the three quarters of fiscal 1998 increased 62.7% to $1.5 million, or 1.6% of revenues, from $922 thousand, or 1.1% of revenues, for the same period of fiscal 1997. The increase in net interest expense of approximately $600 thousand reflects the significant increase in debt carried during the first three quarters of fiscal 1998 reflecting funds borrowed in the prior year to fund the Company's discontinued operations.

Income Tax Benefit
------------------

As disclosed above, the Company expects to realize its deferred tax asset as a result of eliminating the loss generating discontinued divisions. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards. As of March 31, 1998, the Company's total net deferred tax asset is $15.2 million, which is comprised of current deferred taxes of $2.7 million and long term deferred taxes of $12.5 million.

The tax benefit for the first three quarters of fiscal 1998 increased 50.0% to $4.1 million, or 4.4% of revenues, from $8.2 million, or 9.5% of revenues, for the same period in fiscal 1997.

Income or Loss from Continuing Operations
-----------------------------------------

Income from continuing operations for the first three quarters of fiscal 1998 decreased 35.5% to $6.7 million, or 7.3% of revenues, from $10.4 million, or 12.1% of revenues, for the same period of fiscal 1997. The $3.7 million decrease in income from continuing operations is a direct result of the tax benefit of the Company's tax loss carryforwards.

Discontinued Operations
-----------------------

As discussed above, as of January 8, 1998, the Company has sold all business units within its Discontinued Divisions.

Income from discontinued operations for the first three quarters of fiscal 1998 net of tax, was $758 thousand, compared to a loss of $31.6 million during the same period of fiscal 1997. The income from discontinued operations during the first three quarters of fiscal 1998 is the result of a reversal of $750 thousand of reserves, net of tax of $282 thousand, as a result of selling its CIS and NetworkVUE business units, and of a $472 thousand reduction, net of tax of $182 thousand, of a $2.0 million note to Quintessential Solutions, Inc.
("QSI").

Financing
---------

In January 1997, the Company issued a $4 million 5% Convertible Debenture due January 2000 ("Debenture"). As of April 21, 1998, the Debenture was fully converted into 804,322 shares. The Debenture investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company filed a registration statement with the Securities and Exchange Commission (which registration statement has now become effective) with respect to the Company's Common Stock into which the Debenture was converted and for which the Debenture Warrant is exercisable. The Debenture Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event the Debenture Warrant is repriced at the lesser of (i) $8.47 per share, or
(ii) 80% of the Transaction Value (as defined in the Debenture Warrant), and the investor has the option to put the Debenture to the Company at 115% of the amount outstanding. Other terms, conditions, and limitations apply to the Registration Rights Agreement and the Debenture Warrant, which were filed as Exhibits to the Company's report on Form 10-Q for the quarter ended December 31, 1996.

Also in January 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line Agreement") whereby an investor may purchase up to $18 million in the Company's Common Stock over a 3 year period currently expected to begin July 1, 1998. Under the Equity Line Agreement, the Company may require the investor to purchase up to $1.5 million of the Common Stock per quarter, subject to various conditions, including limitations related to the dollar trading volume of the Company's Common Stock. In addition, if certain additional, more stringent trading volume limitations are met, the Company may require the investor to purchase up to an additional $1.5 million per quarter. In all cases, purchases by the investor are limited to an aggregate maximum of $18 million. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase Common Stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its Common Stock under the Equity Line Agreement, it must under certain circumstances pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's Common Stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million of Common Stock under the Equity Line Agreement, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's Common Stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the Common Stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company filed a registration statement with the Securities and Exchange Commission with respect to the Company's Common Stock for which the Equity Line Warrant and the Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Line Warrant is not exercisable for 18 months, but becomes immediately exercisable if the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, and in such event is repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, if and when issued, would contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares (which registration statement became effective in 1997), (ii) limitations based on the price and volume of the Company's Common Stock, and (iii) the percentage of the Common Stock beneficially owned by the investor from time to time. Other terms, conditions, and limitations apply to the Equity Line Agreement, the Registration Rights Agreement and the Equity Line Warrant, which have been filed as Exhibits to the Company's report on Form 10-Q for the Quarter ended December 31, 1996. The investor has not yet purchased any shares under the Equity Line Agreement.

Liquidity and Capital Resources
-------------------------------

The Company had $968 thousand in cash and cash equivalents at March 31, 1998, compared to $5.8 million at June 30, 1997.

Net cash provided by operations amounted to $3.9 million during the first three quarters of fiscal 1998, compared to cash provided by operations of $1.7 million for the first three quarters of fiscal 1997. Net cash used by discontinued operations amounted to $3.2 million during the first three quarters of fiscal 1998, compared to $13.3 million used during the same period of fiscal year 1997. Net cash used by investing activities during the first three quarters of fiscal 1998 amounted to $1.0 million, compared to $1.6 million during the same period for fiscal year 1997. Net cash used by financing activities amounted to $4.6 million during the first three quarters of fiscal 1998, compared to net cash provided of $15.2 million during the first three quarters of fiscal 1997.

As a result of the decrease in debt and increase in operating income during the first half of fiscal 1998, the Company's ratio of total debt (net of cash) to total capitalization amounted to 52% at March 31, 1998, compared to 67% at June 30, 1997.

At March 31, 1998, the carrying value of the Company's debt amounted to $24.2 million, $1.4 million of which was classified as short term, and $22.8 million of which was classified as long term. The Company had $29.8 million of bank debt and equipment lease financing at June 30, 1997.

The credit facilities with the Company's bank consist of an $8 million term loan standby facility, available on an offering basis, with borrowings thereunder due September 1, 1999 ("Term Loan") of which $4.8 million was drawn down at March 31, 1997, a $22 million revolving line of credit ("Revolving Credit"), of which $16.2 million was used at March 31, 1998, and a $1.4 million debt (as of March 31, 1998) arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary. See Note (7) - Subsequent Events.

The Term Loan is due on September 1, 1999, and bears interest at the bank's floating prime rate, currently 8.5% per annum. If the Company is unable to obtain an extension of the Term Loan, it intends to pay it out of a combination of (i) operating cash flows, (ii) the Revolving Credit, and/or (iii) the Equity Line Agreement. The Revolving Credit is due on January 15, 2000, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by January 15, 1998, and, thus, the Revolving Credit currently is repayable on January 15, 2000. The Revolving Credit has been renewed each year to date, although there is no guarantee of renewal. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.5% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease was originally for a term of 60 months which commenced in June 1996 and bears interest at 9%. It is now expected to be paid in full by the end of fiscal 1999, under a revised payment schedule.

The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit has been amended from time to time (most recently on March 31, 1997) to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At March 31, 1998, the Company was in compliance with its covenants under this Agreement.

The chairman of the board of the bank providing the credit under the Loan Agreement and Equipment Lease is a member of the board of directors of the Company. The Company believes that the terms of its credit agreements with the bank are substantially similar to those that could have been obtained from an unaffiliated third party.

Quantitative and Qualitative Information About Market Risk
----------------------------------------------------------

The Company does not hold instruments which are sensitive to interest rate, foreign currency exchange, commodity price, or equity risks. As previously discussed, the Company, under its bank debt, is a net borrower at floating prime rates. Thus an increase in bank prime rates would have a significant adverse impact on the Company's profitability and cash flows.

Outlook
-------

With the discontinuation of the Telecommunications and Advanced Products Divisions, the Company is now entirely focused on its information technology and professional services business. This business has been and is expected to remain profitable with positive operating cash flows. With the positive free cash flow expected from the services business and with the potential to raise additional equity from the Company's Equity Line Agreement, the Company expects, over time, to be able to continue to reduce the outstanding principal amount of its bank debt.

Risk Factors
------------

The Company and its shareholders face a number of risks, including, but not limited to:

* The Company's ability to sufficiently grow its services business to generate the needed positive free cash flow to support the debt service described above.
* The Company's ability to achieve its targeted levels of profitability by successfully managing its overall cost structure within its bid rates on government contracts.
* The Company's ability to keep and attract the personnel required to service its current and future contract portfolio.
* A dependence upon government contracting in general, and particularly a high concentration of the Company's business with the U.S. Government, Department of Defense and its instrumentalities.
* The high degree of financial leverage under which the Company will continue to operate until its current debt levels are reduced and its equity levels increased.
* The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.
* Dilution which may result from (i) sales of stock by the Company under the Equity Line Agreement, (ii) exercise of the Debenture Warrant and Equity Line Warrant, and (iii) exercise of employee and director stock options.
* The risk that the Company will not be able to sell stock under the Equity Line Agreement in the event various conditions set forth therein are not satisfied.

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


                                GRC INTERNATIONAL, INC.




                                By: /s/ Ronald B. Alexander
                                    --------------------------------------------
                                    Ronald B. Alexander
                                    Senior Vice President, Treasurer, Chief
                                    Financial Officer & Chief Accounting Officer






May 15, 1998