Form 10-K
period 1998-06-30
GRC INTERNATIONAL INC
filed 1998-09-18
CIK 201944

UNITED STATES
                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)          Annual Report Pursuant to Section 13 or 15(d)
      [X]             of the Securities Exchange Act of 1934
                        For Fiscal Year Ended June 30, 1998

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

                                                       Name of each exchange on
 Title of each class                                      which registered
 Common Stock, $.10 par value                          New York Stock Exchange
                                                       Pacific Stock Exchange

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
YES  X    NO      .
   ----      ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of July 31, 1998, the aggregate market value of the Registrant's voting common stock held by non-affiliates was $61,481,621. As of July 31, 1998, there were 10,213,482 shares of the Registrant's $.10 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement shall be filed in accordance with the rules of the Commission within 120 days after the close of the fiscal year to which this report pertains.

                                              TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I.
Item 1.       Business                                                                                      3
Item 2.       Properties                                                                                    6
Item 3.       Legal Proceedings                                                                             6
Item 4.       Submission of Matters to a Vote of Security Holders                                           6

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                         7
Item 6.       Selected Financial Data                                                                       8
Item 7.       Management's  Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                 9
Item 8.       Financial Statements and Supplementary Data                                                  18
Item 9.       Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
              Financial Disclosure                                                                         42

PART III.

Item 10.      Directors and Executive Officers of the Registrant                                           42
Item 11.      Executive Compensation                                                                       42
Item 12.      Security Ownership of Certain Beneficial Owners and Management                               43
Item 13.      Certain Relationships and Related Transactions                                               43

PART IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                              43
              Signatures                                                                                   44

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

         Almost all of the Company's revenues have been generated from the Company's professional services business. The Company's capabilities focus on information technology consulting services provided primarily to the Department of Defense ("DoD") and its instrumentalities. The number of active contracts at year-end 1998, 1997 and 1996 were 156, 144 and 149, respectively, substantially all of which were with the DoD.

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

         Discontinued Operations
         -----------------------

         On February 28, 1997, the Company committed itself to a formal plan of disposition for two of its business segments, its Telecommunications and Advanced Products Divisions. By June 30, 1997, the Company had sold its GRC Instruments/Dynatup, Vindicator, and Optical Service Unit ("OSU") businesses.

         On December 19, 1997, the Company sold the assets and liabilities of its Commercial Information Solutions ("CIS") business unit. Payment is based on a royalty schedule.

         On January 8, 1998, the Company sold the assets of its NetworkVUE business unit. Payment is based on a royalty schedule.

         The cash used by the discontinued operations in fiscal 1998 consisted primarily of $1.6 million final cash payment of debt relating to an acquisition, $1.7 million in operating expenses and $200 thousand for payment of payroll and accounts payable accrued in fiscal 1997. The largest components of operating expenses included payment for outside legal and financial fees, as well as payments to consultants per agreements entered into during the closing of the operations.

         The net liability held for disposition was reduced in fiscal 1998 by $4.3 million due primarily to the cash used by discontinued operations and the reduction of exit accrual requirements of $750 thousand, reported as income in the second quarter of fiscal 1998.

         Patents, Trademarks, Licenses, Copyrights
         -----------------------------------------

         The  Company  has  a  number  of  patents,   trademarks  and  trademark
applications, none of which is material to the operations of the Company.

         Contracts
         ---------

         Government contract revenues from professional and technical services, either as prime contractor or subcontractor, represented approximately 98%, 95%, and 93% of the Company's total revenues for fiscal years ended June 30, 1998, 1997, and 1996, respectively. The Company's government contracts generally fall into one of three categories: (1) cost reimbursable, (2) fixed price, or (3) time and materials. Under a cost reimbursable contract, the government reimburses the Company for its allowable costs and expenses, and pays a fee which is either negotiated and fixed or awarded based on performance. Under a fixed price contract, the government pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. For fiscal years 1998, 1997, and 1996, approximately 49%, 60%, and 62%, respectively, of the Company's professional and technical services revenues were from cost reimbursable contracts, while approximately 51%, 40%, and 38%, respectively, were fixed price or time and materials type contracts, with fixed price constituting approximately 5% of the total in each year.

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

         At June 30, 1998, the Company had a maximum contract backlog amounting to $450 million, compared to $372 million, and $327 million for 1997 and 1996, respectively. For this purpose, maximum contract backlog generally assumes that all government contract options for services in succeeding years will be exercised and funded. Only a portion of the maximum contract backlog would generally relate to the upcoming year. Funded contract backlog at June 30, 1998, amounted to $58 million, compared to $44 million, and $49 million for 1997 and 1996, respectively. Funded contract backlog represents the expected contract revenues for which contract awards have been made and funded, and primarily represent the year-end backlog of firm orders for which revenues may be expected in the following year.

         Competition
         -----------

         The Company encounters substantial competition in the professional and technical services area from a large number of entities, some of which are significantly larger than the Company in size and financial resources. The management of the Company believes that it has a relatively small percentage of the total market. Competition comes principally from other companies and certain non-profit organizations engaged in similar aspects of research and analysis. Competitors include AATI, ACSC, CACI, Condor, CSC, Nichols Research, SAIC, Titan and TRW.

         Employees
         ---------

         As of June 30, 1998, the Company employed 1,160 people, comprised of 1,059 full time and 101 part time people, an increase of 35 people, or 3%, from the 1,125 people employed at June 30, 1997, comprised of 994 full-time and 131 part-time people. At June 30, 1998, the Company had approximately 173 openings for full-time employees, compared to approximately 210 openings at June 30, 1997.

ITEM 2.         PROPERTIES
                ----------

         All of the Company's operations are conducted in leased facilities. The Company has approximately 30 leased facilities for continuing operations within the United States comprising approximately 351 thousand square feet. The minimum annual rentals for fiscal year 1999 under non-cancelable operating leases are approximately $8.5 million. The terms of Company leases range from monthly tenancies to multi-year leases, and many of these leases may be renewed for additional periods at the option of the Company. Major leased facilities are at locations in Virginia and California. The Company believes that its facilities are adequate for its purposes. The company currently owns no real property, but has the option to buy a 3 acre parcel in California at a nominal price.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

                No matter was submitted to a vote of holders of the Company's stock in the fourth quarter of fiscal year 1998.

                                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------------------

         Stock Prices and Dividends
         --------------------------

         The Company's  common stock is traded on the New York and Pacific Stock
Exchanges. As of July 31, 1998, there were 1,314 holders of record of the Company's common stock. Stock price information by quarter is presented in the following table:


         Market                                                        Fiscal Year
         Price                                            1998                                 1997
         --------                                  ---------------------               -----------------
                                                   High            Low                 High          Low
                                                   ----            ---                 ----          ---
         1st Quarter                               7 14/16      5                      38 5/8      13 3/4
         2nd Quarter                               7 3/16       5 1/4                  18 1/4      6
         3rd Quarter                               6 13/16      5 9/16                 8 3/8       3 3/4
         4th Quarter                               10 15/16     5 3/8                  6 1/4       4 1/4


         On September 11, 1998, the closing price of the Company's common stock was $4.81.

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

         Recent Sales of Unregistered Securities

         None.

ITEM 6.         SELECTED FINANCIAL DATA
                -----------------------

GRC International, Inc. and Subsidiaries

FOR THE YEAR ENDED JUNE 30,                                            1998        1997       1996         1995         1994
                                                                       -----       -----      -----        -----        ----
                                                                                    (in thousands, except for per share data)
Revenue                                                                 $130,927   $117,599   $117,016     $132,812      $122,872
Operating income (loss)                                                    5,402      4,622       (182)*      6,800*        6,468
Interest income (expense), net                                            (1,866)    (1,343)      (518)         270           319
Income tax (provision) benefit                                             7,166     10,582        ---          ---          (299)
Cumulative effect of accounting change                                       ---        ---        ---          ---         1,000
                                                                         -------   --------   --------     --------        ------
Income (loss) from continuing operations                                  10,702     13,861       (700)       7,070         7,488
Gain (loss) on discontinued operations                                       758    (31,611)   (16,937)      (2,040)         (375)
                                                                         -------   -------    --------     --------       -------
Net income (loss)                                                       $ 11,460   $(17,750)  $(17,637)    $  5,030       $ 7,113
                                                                        ========   ========   ========     ========       =======

Basic income (loss) per share from continuing operations                $   1.09   $   1.48   $  (0.08)    $   0.79       $  0.83
Basic income (loss) per common share                                    $   1.17   $  (1.91)  $  (1.92)    $   0.56       $  0.79
Weighted average number of common shares outstanding                       9,838      9,338      9,172        9,001         9,037

Diluted income (loss) per share from continuing operations              $   1.07   $   1.45   $  (0.08)    $   0.75       $  0.80
Diluted net income (loss) per common share                              $   1.14   $  (1.76)  $  (1.92)    $   0.53       $  0.76
Weighted average number of common shares and equivalents                  10,254      9,843      9,172        9,393         9,370


Working capital (excluding discontinued operations)                     $ 19,073   $ 20,459   $ 14,857     $ 19,688       $24,683
Net assets (liabilities) of discontinued operations                     $   (297)  $ (4,591)  $ 14,742     $  9,975       $ 3,449
Total assets                                                            $ 71,263   $ 65,964   $ 67,070     $ 71,107       $67,230
Long-term debt (less current maturities)                                $ 23,256   $ 28,153** $ 16,527**   $    ---       $   ---
Stockholders' equity                                                    $ 27,360   $ 13,076   $ 28,675     $ 48,268       $45,040


* The operating loss for 1996 reflects a write-off of $3.3 million in deferred software and related costs, and the operating income for 1995 reflects the write-off of $0.5 million for deferred software and a gain of approximately $0.9 million from the sale of a facility.

** Excludes the QSI debt of $2 million in 1997 and $1.2 million in 1996.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

         Summary
         -------

         The following table sets forth for the years indicated the percentage of total revenues for each item in the Consolidated Statements of Operations and the percentage change of those items as compared to the prior year:


                                                                                          Period to
                                               Relationship to Total Revenues            Period Change
                                               ------------------------------       ---------------------
                                                 FY98       FY97       FY96         98 vs. 97    97 vs. 96
                                                 ----       ----       ----         ---------    ---------
Revenues  100%                                    100%       100%     11.3%             0.5%
Cost of revenues                                   84%        82%       85%            14.9%          -3.3%
                                                  ----       ----      ----
Gross Margin                                       16%        18%       15%            -4.8%          21.6%
G&A, marketing, R&D expenses                       12%        14%       12%           -10.8%          15.8%
Write-Down                                          0%         0%        3%               NM             NM
                                                    --         --         -
Operating income                                    4%         4%        0%            16.8%             NM
Net interest expense                                1%         1%        0%            38.9%          159.3%
                                                    --          -        --
Income (loss) from continuing operations,
  before income taxes                               3%         3%       -1%             7.8%             NM
Income tax benefit                                 -5%        -9%        0%               NM             NM
                                                   ---        ---        --
Income (loss) from continuing operations            8%        12%       -1%               NM             NM
                                                    --        ---        --
Discontinued operations, net of tax                 1%       -21%      -14%               NM             NM
Loss on disposal of discontinued
  operations                                        0%        -5%        0%               NM             NM
                                                    --        ---        --
Net income (loss)                                   9%       -15%     - 15%               NM             NM

"NM" indicates the percentage change is not meaningful.

Fiscal Year 1998 Compared to Fiscal Year 1997
---------------------------------------------

Continuing Operations
---------------------

         Revenues
         --------

         Fiscal year 1998 revenues of $130.9 million were $13.3 million, or 11%, higher than fiscal year 1997 revenues of $117.6 million. Of the increase, $9.3 million was attributable to the award of the GCSS contract to develop a new retail logistics information system for the United States Army.

         For 1998, revenues of $130.9 million consisted of $129.7 million in services revenues and $1.2 million in product revenues. For 1997, revenues of $117.6 million consisted of $115.9 million in service revenues and $1.7 million in product revenues.

         Cost of Revenues and Gross Profit
         ---------------------------------

         Cost of revenues for 1998 amounted to $110.5 million, or 84% of revenues, compared to $96.1 million, or 82% of revenues for 1997. A significant portion of the increase in costs is a result of the GCSS contract mentioned above.

         Gross profit for 1998 amounted to $20.5 million, or 16% of revenues, compared to $21.5 million, or 18% of revenues for 1997, a decrease of 5%. The decrease in gross profit is primarily the result of cost overruns on certain contracts during the current year.

         Operating Expenses and Operating Income
         ---------------------------------------

         Fiscal year 1998 total operating expenses of $15.0 million, or 12% of revenues, were $1.9 million less than the $16.9 million, or 14% of revenues, in operating expenses for 1997. Operating profit from continuing operations for 1998 amounted to $5.4 million compared to $4.6 million for FY 1997, an increase of 17%. The decreased expenses and related increased operating profits were attributable to reductions in bid and proposal and other general and administrative expenses.

         Net Interest Expense
         --------------------

         Net interest expense of $1.9 million for 1998, compared to net interest expense of $1.3 million for 1997, reflects the increase in debt incurred in late 1997 in order to fund what are now discontinued operations.

         Income Tax Benefit
         ------------------

         In fiscal year 1998, the Company recognized a $7.2 million deferred tax asset related to its net loss carryforwards for income tax purposes, bringing to $17.9 million the total net deferred tax asset.

         As a result of tax losses incurred in prior periods, the Company, at June 30, 1998, had tax loss carryforwards amounting to $64 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This in turn is a function of the forecasts of the Company's profitability in future years. The Company's continuing operations consist of its information technology services business. The Company has been profitability engaged in this business for over 30 years and projects continued profitability in the future. In recent years, the Company's losses have been due to this profitability being more than offset by the losses generated from its Telecommunications and Advanced Products Divisions. With those Divisions now having been discontinued, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards.

         The Company is considering certain tax planning strategies which, in conjunction with operating income, would enable the Company to fully utilize the tax loss carryforward expiring in the fiscal year ending June 30, 1999. If the Company does not generate sufficient taxable income to fully utilize such tax loss carryforward, the maximum tax benefit will not be recognized.

         Income from Continuing Operations
         ---------------------------------

         Income from continuing operations for 1998 amounted to $10.7 million, compared to $13.9 million for 1997. This $3.2 million decrease is primarily due to a $3.4 million reduction in recognized income tax benefit from fiscal 1997 to fiscal 1998.

         Discontinued Operations
         -----------------------

         The  1998  gain  on  discontinued   operations  reflects  the  sale  of
NetworkVUE, the last remaining business, and adjustments of estimated remaining liabilities related to such business.

         Net Income or Loss
         ------------------

         Net income for fiscal year 1998 amounted $11.5 million,  comprised of a
profit  from   continuing   operations  of  $10.7  million  and  a  profit  from
discontinued operations of $758 thousand.

         Net loss for fiscal year 1997 amounted to $17.8 million, comprised of a profit from continuing operations of $13.9 million and a loss from discontinued operations of $31.6 million.

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

         Operating profit from continuing operations for 1997 amounted to $4.6 million, compared to a loss of $182 thousand for FY 1996.

         Net Interest Expense
         --------------------

         Net interest expense of $1.3 million for 1997, compared to net interest expense of $518 thousand for 1996, reflects the significant increase in debt incurred during 1997 in order to fund what are now discontinued operations.

         Income or Loss from Continuing Operations
         ----------------------------------------

         Income from continuing operations for 1997 amounted to $13.9 million, compared to a loss of $700 thousand for 1996.

         Discontinued Operations
         -----------------------

         The net loss from discontinued operations for fiscal year 1997 amounted to $31.6 million, compared to a loss of $16.9 million for 1996. The 1997 loss included a substantial write down of capitalized software.

         Net Income or Loss
         ------------------

         Net loss for fiscal year 1997 amounted $17.8 million, comprised of a profit from continuing operations of $13.8 million and a loss from discontinued operations of $31.6 million, compared to a net loss for fiscal year 1996 of $17.6 million, comprised of loss of $700 thousand from continuing operations and a loss from discontinued operations of $16.9 million.

         Borrowings
         ----------

         At June 30, 1998, the Company was party to a revolving credit agreement that provides for secured borrowings of up to $22 million, of which $14.9 million (net of cash) was utilized at June 30, 1998. The agreement extends to January 2000, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided up to an additional $8 million in term loan financing under a standby facility, available on an offering basis, with borrowings thereunder due September 1, 2000, of which $4.75 million was utilized at June 30, 1998. Advances under the revolving credit agreement and the term loans accrue interest at the bank's prime rate which was 8.5% as of June 30, 1998. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets.

         In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan was originally to be amortized over a five year period at an interest rate of 9%, but with partial paydowns that were made from the proceeds of the following divestitures, the loan is now anticipated to be fully retired by the end of fiscal 1999. On April 30, 1997, the Company applied the $2 million in proceeds from the sale of its GRC Instruments/Dynatup business against its obligations under the equipment financing. In June and July 1997, the Company applied $1.5 million in proceeds from the sale of its OSU business against its obligations under the equipment financing. As of June 30, 1998, the outstanding balance on the equipment financing was $961 thousand.

         Liquidity and Capital Resources
         -------------------------------

         The Company had $3.6 million in cash and cash equivalents at June 30, 1998, compared to $5.8 million at June 30, 1997.

         Net cash provided by continuing operations amounted to $5.6 million for fiscal 1998, compared to $5.7 million for fiscal 1997. Net cash used in discontinued operations amounted to $3.1 million for fiscal 1998, compared to $12.4 million in fiscal 1997. Net cash used in investing activities for fiscal 1998 amounted to $1.8 million, compared to $3.8 million for the prior year. Net cash used in financing activities amounted to $2.8 million for fiscal 1998, compared to $13.6 million provided in fiscal 1997. The net decrease in cash and cash equivalents for fiscal 1998 amounted to $2.1 million, compared to an increase of cash and cash equivalents of $3.0 million in the prior year.

         As a result of the decrease in debt and increase in net income during fiscal 1998, the Company's ratio of total debt (net of cash) to total capitalization amounted to 43% at June 30, 1998, compared to 67% at June 30, 1997.

         For fiscal 1999, the Company expects positive cash flow, including capital expenditures and payments on outstanding debt. Liquidity over the next year will be determined by (a) net cash flow from operations, (b) capital expenditures (including the possible replacement of the Company's MIS system),
(c) payments on outstanding debt, (d) receipt of payment on $2 million note due January 31, 1999 relating to the 1995 sale of its Santa Barbara property. Given the number of factors, some of which cannot be foreseen, which can influence this expectation, actual results may differ materially from those expected.

         At June 30, 1998, the Company had $24.3 million of debt and equipment lease financings, $1.0 million of which was classified as short term, and $23.3 million of which was classified as long term. The Company had $27.1 million of bank debt and equipment lease financings at June 30, 1997.

         The credit facilities with the Company's bank consist of the following: an $8 million term loan ("Term Loan") available on an approval basis, of which $4.8 million was drawn down at June 30, 1998; a $22 million revolving line of credit ("Revolving Credit"), of which $18.5 million was used at June 30, 1998; and a $961 thousand debt (as of June 30, 1998) arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary.

         The Term Loan is due on September 1, 2000, and bears interest at the bank's floating prime rate, currently 8.50% per annum. The Revolving Credit is due on January 15, 2000, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by October 15, 1997, and, thus, the Revolving Credit is currently repayable on January 15, 2000. The Revolving Credit has typically been renewed in the past, and the Company anticipates that it will continue to be renewed, although there is no guarantee of renewal. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.50% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease was originally for a term of 60 months which commenced in June 1996 and bears interest at 9%. It is now expected to be paid in full by the end of fiscal 1999, under the revised payment schedule.

         The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit was amended as of March 31, 1996, and again as of June 30, 1996, to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At December 31, 1996 and March 31, 1997, the Company was in breach of financial covenants under the Loan Agreement. On February 7, 1997 and May 13, 1997, the Loan Agreement was again amended as of December 31, 1996 and March 31, 1997, respectively, to bring the Company into compliance with the covenants thereunder. At June 30, 1998, the Company was in compliance with its covenants under this Agreement.

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

         Risk Factors
         ------------

         The Company and its shareholders face a number of risks, including, but not limited to the following:

         - The Company's ability to sufficiently grow its services business to generate the needed positive free cash flow to support the debt service described above.
         - The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.
         - The Company's ability to keep and attract the personnel required to service its current and future contract portfolio.
         - A dependence upon government contracting in general, and particularly a high concentration of the Company's business with the U.S. Department of Defense and its instrumentalities.
         - The high degree of financial leverage under which the Company will continue to operate until its current debt levels are reduced and its equity levels increased.
         - The risk that the Equity Line Agreement will not remain available, either because the investor does not make required purchases due to any future securities registration problems, or otherwise.
         - The risk that the Company will not be sufficiently prepared for the so-called Y2K problem, and/or that the Company may incur Y2K-related liabilities (see the next section).

         Year 2000 Issue
         ---------------

         The Year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus the year 1998 is represented by the number "98" in many legacy software applications. Consequently, on January 1, 2000, the year will jump back to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2k compliant may recognize a date using "00" as the Year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely effect the Company's business, financial condition, or results of operations.

         During the fourth quarter of fiscal 1998 the Company implemented an internal Y2K compliance task force. The goal of the task force is to minimize the disruptions to the Company's business which could result from the Y2K problem, and to minimize other liabilities which the Company might incur in connection with the Y2K problem. The task force consists of existing employees of the Company, and no new employees have been hired specifically to address the Company's internal Y2K issues.

         The Company is in the process of conducting a company-wide assessment of its computer systems and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company presently believes that its business-critical computer systems which are not presently Y2K-compliant will have been replaced, upgraded or modified in the normal replacement cycle prior to 2000.

         The Company's financial accounting software system is an old system which was built in the early 1980's on a commercial database platform by Company employees. The Company has modified this system to be Y2K compliant, but its Y2K compliance has not been tested by any independent party. The Company presently intends to have this system independently tested in the quarter ending December 31, 1998. If significant deficiencies are found, the Company may have to expend significant resources to correct them, or in an extreme case, the Company may have to purchase and implement a new system on an accelerated basis. Either of those outcomes would be likely to have a material adverse affect on the Company's operating results and financial position.

         The Company has also initiated communications with third parties whose computer systems' functionality could impact GRCI. These communications will facilitate coordination of Y2K solutions and will permit GRCI to determine the extent to which the Company may be vulnerable to failures of third parties to address their own Y2K issues. However, as to the systems of the third parties that are linked to GRCI, in particular those of the US Government, there can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

         The Company is also assessing any potential Y2K-related exposure it may have with respect to software or hardware it has delivered to its customers.

         The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. As normal business costs, these costs are generally reimbursible by the government under the Company's government contracts under present regulations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on GRCI's overall results of operations or cash flows.

         Additionally, there can be no guarantee that third parties of business importance to GRCI, in particular the US Government, will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems. Because the majority of the Company's business is contracted with the US Government, the failure of the US Government to achieve Y2K compliance by the year 2000 would have a significant adverse effect on GRCI's business, financial position, results of operations and cash flows. Furthermore, if the Company's government customers delay other work in order to accelerate their own Y2K compliance efforts, it could have a significant adverse effect on GRCI's business, financial position and results of operations.

         The Company does not yet have a comprehensive contingency plan with respect to the Y2K problem, but intends to establish such a plan during calendar 1999 as part of its ongoing Y2K compliance effort.

         The foregoing assessment of the impact of the Y2K problem on GRCI is based on management's best estimates at the present time, and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                ----------------------------------------------------------

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, in particular, debt obligations. GRCI does not trade in these instruments or use derivatives. The table represents principal cash flows and related weighted average interest rates by expected maturity dates.


                                     Financial Instruments by Expected Maturity Date
                                                     (in thousands)

                                                                             There-                Fair
                      1999       2000       2001       2002       2003       after      Total      Value
                      ----------------------------------------------------------------------------------
Liabilities
Long-term debt:

Variable rate           ---    $23,256        ---         ---       ---        ---     $23,256     $23,256
Average interest
   Rate                8.5%       8.5%        ---         ---       ---        ---         ---         ---

ITEM 8.         FINANCIAL STATEMENTS
                --------------------

                                    INDEX TO FINANCIAL STATEMENTS
                                    -----------------------------

                                                                                                          Page
                                                                                                          ----
         Independent Auditors' Report                                                                     19

         Report of Management                                                                             20

         Consolidated Statements of Operations for the years ended
           June 30, 1998, 1997 and 1996                                                                   21

         Consolidated Balance Sheets as of June 30, 1998 and 1997                                      22-23

         Consolidated Statements of Cash Flows for the years ended
           June 30, 1998, 1997 and 1996                                                                24-25

         Consolidated Statements of Stockholders' Equity
           for the years ended June 30, 1998, 1997 and 1996                                               26

         Notes to Consolidated Financial Statements                                                       27


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of GRC International, Inc.:
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of GRC International, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GRC International, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
McLean, Virginia
July 28, 1998

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


GRC INTERNATIONAL, INC.


/s/ Gary Denman                               /s/ Timothy C. Halsey
-------------------------------------         ----------------------------------
Gary Denman                                   Timothy C. Halsey
President and Chief Executive Officer         Controller,
                                              (Acting) Chief Financial Officer &
                                              (Acting) Chief Accounting Officer

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,


                                                                 1998              1997             1996
                                                              ----------        ----------        --------
                                                                 (in thousands, except for per share data)
Revenues                                                       $130,927         $117,599          $117,016
Cost of services                                                110,477           96,123            99,344
Write down of deferred software
  and other related costs                                           ---              ---             3,283
Indirect and other costs                                         15,048           16,854            14,571
                                                             ----------        ---------        ----------

Operating income (loss)                                           5,402            4,622              (182)

Interest expense, net                                            (1,866)          (1,343)             (518)
                                                            -----------        ---------       ------------

Income (loss) from continuing operations
  before income tax benefit                                       3,536            3,279              (700)
Income tax benefit                                                7,166           10,582               ---
                                                            -----------        ---------       -----------

Income (loss) from continuing operations                         10,702           13,861              (700)
                                                             ----------       ----------       ------------

Discontinued Operations:

Income (loss) from discontinued operations,                         758          (25,220)          (16,937)
  net of tax of $471 in 1998
Loss on disposal of discontinued operations,
  including provision of $2,775 for
  operating losses during phase out                                 ---           (6,391)              ---
                                                             ---------         ---------       -----------

Income (loss) from discontinued operations                          758          (31,611)          (16,937)
                                                             ----------        ---------        ----------

Net income (loss)                                             $  11,460        $ (17,750)        $ (17,637)
                                                              =========        =========         ==========

Earnings Per Share Amounts:

Basic income (loss) per share from
  continuing operations                                     $      1.09      $      1.48       $     (0.08)
Basic income (loss) per common share                        $      1.17      $     (1.91)      $     (1.92)
Weighted average common shares outstanding                        9,838            9,338             9,172

Diluted income (loss) per share from
  continuing operations                                     $      1.07     $       1.45       $     (0.08)
Diluted net income (loss) per common share                  $      1.14     $      (1.76)      $     (1.92)
Weighted average common shares and
  Equivalents                                                    10,254            9,843             9,172

                    The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                                     ASSETS


                                                                               1998                    1997
                                                                            ----------               -------
                                                                                      (in thousands)
CURRENT ASSETS:

Cash and cash equivalents                                                  $   3,648               $   5,756
Accounts receivable, net                                                      28,702                  25,087
Unbilled reimbursable costs and fees, net                                      4,189                   4,076
Other receivables                                                                893                   1,090
Prepaid expenses and other current assets       486                              576
Deferred income taxes                                                          1,239                   2,686
                                                                            --------               ---------
         Total current assets                                                 39,157                  39,271
                                                                            --------                --------

PROPERTY AND EQUIPMENT, at cost:

Land, buildings and leasehold improvements                                     5,121                   4,874
Equipment, furniture and fixtures                                             15,517                  15,093
  Less - Accumulated depreciation and amortization                           (11,069)                 (9,414)
                                                                            --------               ---------
         Property and equipment, net                                           9,569                  10,553
                                                                           ---------                --------

OTHER ASSETS:

Goodwill and other intangible assets, net                                      2,176                   2,409
Software development costs, net                                                  349                     461
Deferred income taxes                                                         16,678                   8,896
Deposits and other                                                             3,334                   4,374
                                                                            --------               ---------
         Total other assets                                                   22,537                  16,140
                                                                            --------                --------

TOTAL ASSETS                                                                $ 71,263                $ 65,964
                                                                            ========                ========








               The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             1998                       1997
                                                                          ----------                   -------
                                                                                 (in thousands, except share
                                                                                     and per share data)
CURRENT LIABILITIES:

Current maturities of long-term debt                                      $      975                 $   1,679
Accounts payable                                                               3,897                     2,610
Accrued compensation and benefits                                             13,268                    12,210
Accrued expenses and other current liabilities                                 1,944                     2,313
Net liabilities related to discontinued operations                               297                     4,591
                                                                            --------                 ---------
         Total current liabilities                                            20,381                    23,403
                                                                            --------                  --------


LONG-TERM LIABILITIES:

Long-term debt                                                                23,264                    28,153
Other long-term liabilities                                                      258                     1,332
                                                                            --------                 ---------
         Total long-term liabilities                                          23,522                    29,485
                                                                            --------                  --------

COMMITMENTS AND CONTINGENCIES                                                    ---                       ---

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value -
  300,000 shares authorized, none outstanding                                    ---                       ---
Common stock, $.10 par value -
  Authorized - 30,000,000 shares,
  issued - 10,508,791 shares in 1998
  and 9,849,000 shares in 1997                                                 1,051                       985
  Paid-in capital                                                             79,712                    76,954
  Accumulated deficit                                                        (49,558)                  (61,018)
                                                                            --------                  --------
                                                                              31,205                    16,921

   Less:  Treasury stock, at cost; 300,000 shares                             (3,845)                   (3,845)
                                                                            --------                 ---------

         Total stockholders' equity                                           27,360                    13,076
                                                                            --------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                   $ 71,263                  $ 65,964
                                                                            ========                  ========


                    The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                                                   1998              1997            1996
                                                                                ----------       ----------       -------
                                                                                                (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
Income (loss) from continuing operations                                       $   10,702     $     13,861       $     (700)
Reconciliation of income from continuing operations
     Depreciation and amortization                                                  3,177            3,330            3,509
     Loss provision on current assets                                               1,052            1,067              956
     Income tax benefit                                                            (6,806)         (10,582)             ---
     Write-down of deferred software and related costs                                ---              ---            3,283
     Changes in assets and liabilities
         Accounts receivable                                                       (4,780)            (120)           5,414
         Prepaid expenses and other current assets                                    287              (37)             239
         Accounts payable                                                           1,287           (2,197)          (2,472)
         Accrued expenses and other current liabilities                               689              227              467
         Income taxes payable                                                         ---              114             (176)
         Other                                                                        (44)             (11)             129
                                                                               ----------     ------------    ------------
Net cash provided by operating activities                                           5,564            5,652           10,649
                                                                               ----------        ---------       ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations                                                     758          (31,611)         (16,937)
Reconciliation of income from discontinued operations
     Non-cash charges and changes in net assets/liabilities                        (4,223)           9,429           (4,767)
     Proceeds from sale of discontinued operations                                    400            3,366              ---
     Provision for loss on disposal of discontinued operations                        ---            6,391              ---
                                                                               ----------       ----------   --------------
Net cash used in discontinued operations                                           (3,065)         (12,425)         (21,704)
                                                                               ----------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                        (1,733)          (3,468)          (3,141)
     Proceeds from sale of property and equipment                                      74              ---              ---
     Deferred software costs                                                          ---              (97)          (2,919)
     Proceeds from notes receivable                                                   ---              ---            1,440
     Other                                                                           (106)            (247)             (35)
                                                                               ----------      -----------     ------------
Net cash used in investing activities                                              (1,765)          (3,812)          (4,655)
                                                                               ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt and capital lease obligations                      (5,552)          (4,443)            (148)
     Bank borrowings                                                                2,710           13,881           17,925
     Proceeds from convertible debenture, warrants and other                          ---            4,000              ---
     Deferred financing costs                                                         ---             (207)             ---
     Issuance of common stock                                                         ---              320              ---
     Taxes related to exercises of employee stock options                             ---              ---           (1,956)
                                                                               ----------       ----------      -----------
Net cash (used in) provided by financing activities                                (2,842)          13,551           15,821
                                                                               ----------        ---------       ----------

Net (decrease) increase in cash and equivalents                                    (2,108)           2,966              111
Cash and equivalents at beginning of year                                           5,756            2,790            2,679
                                                                               ----------      -----------       ----------
Cash and equivalents at end of year                                            $    3,648       $    5,756       $    2,790
                                                                               ==========       ==========       ==========


                         The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                                   1998             1997              1996
                                                                   ----             ----              ----
                                                                               (in thousands)
Supplemental disclosures:

Cash paid for:

         Interest                                                $2,239           $2,055              $754

         Taxes                                                       28               80                84

Other non-cash financing activities:

         Conversion of debenture to common stock                  2,814              750               ---






























                    The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Common Stock         Paid-in           Accumulated           Treasury
                                                          Shares    Amount      Capital             Deficit              Stock
                                                          ------    ------      -------           -----------           --------
                                                                                                 (in thousands)
Balances as of July 1, 1995                                9,325     $  932     $76,812             $(25,631)             $(3,845)

     Stock options exercised net of shares retained
       for exercise price and taxes                          261         26      (1,869)                 ---                  ---
     Compensation on officers' stock options                 ---        ---          88                  ---                  ---
     Discount on Employee Stock Purchase Plan                ---        ---        (201)                 ---                  ---
     Net loss                                                ---        ---         ---              (17,637)                 ---
                                                          ------     ------     -------             --------               ------

Balances as of June 30, 1996                               9,586        958      74,830              (43,268)              (3,845)

     Stock options exercised net of shares retained
       for exercise price and taxes                           73          8         365                  ---                  ---
     Compensation on officers' stock options                   4        ---          31                  ---                  ---
     Discount on Employee Stock Purchase Plan                ---        ---         (86)                 ---                  ---
     Conversion of debenture to common stock                 184         18         732                  ---                  ---
     Proceeds from sale of warrants and other                ---        ---         882                  ---                  ---
     Stock issued for consulting services                      5          1         200                  ---                  ---
     Net loss                                                ---        ---         ---              (17,750)                 ---
                                                          ------    -------     -------             --------              -------

Balances as of June 30, 1997                               9,852        985      76,954              (61,018)              (3,845)

     Stock options exercised net of shares retained
       for exercise price and taxes                           25          2           9                  ---                  ---
     Compensation on officers' stock options                  13          1          86                  ---                  ---
     Conversion of debenture to common stock                 621         63       2,751
     Discount on Employee Stock Purchase Plan                ---        ---         (88)                 ---                  ---
     Net income                                              ---        ---         ---               11,460                  ---
                                                         -------    -------     -------              -------              --------

Balances as of June 30, 1998                              10,511     $1,051     $79,712             $(49,558)             $(3,845)
                                                          ======     ======     =======             =========             ========


                         The accompanying notes are an integral part of these statements.

                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998, 1997 and 1996


(1)      ACCOUNTING POLICIES

         Principles of consolidation - The consolidated financial statements include the accounts of GRC International, Inc. and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

         Major customer - 98%, 94% and 91% of the Company's revenues were derived from contracts with the U.S. Department of Defense (DoD) and 8%, 9% and 17% of revenues were derived from one contract for fiscal years 1998, 1997 and 1996, respectively.

         Cash and cash equivalents - Cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

         Property and equipment - Expenditures for betterments and major renewals are capitalized, and ordinary maintenance and repairs are charged to operations as incurred.

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

         Intangible assets - Goodwill, representing the cost in excess of the fair value of the net assets of businesses acquired, is being amortized to operations on a straight-line basis over periods of up to 40 years. Other intangible assets are being amortized to operations on a straight-line basis over periods of up to 7 years. The Company periodically evaluates the goodwill and other intangible assets in relation to the operating performance and future contribution to the underlying businesses and makes adjustments, if necessary, for any impairment of these assets. As of June 30, 1998 and 1997, accumulated amortization of goodwill was $1,312,000 and $1,235,000, respectively, and of other intangible assets was $1,392,000 and $1,272,000, respectively.

         Software development costs - Software development costs incurred for products to be sold are capitalized only after establishing technological feasibility. Capitalized software is amortized over the greater of straight-line method over the estimated economic life of the product, ranging between three and five years, or the ratio that current revenues bear to the total of current and estimated future revenue stream on an individual product basis. At the end of each quarter, the Company re-evaluates the estimates of future revenues and remaining economic life of products for which software costs have been capitalized, and, if required under SFAS 86, writes-down the carrying values to net realizable value. Accumulated amortization as of June 30, 1998 and 1997, was $336,000 and $130,000, respectively.

         Revenue recognition - Service revenues result from contracts with various government agencies and private industry. Revenues on cost plus fee and fixed price contracts are recognized using the percentage of completion method generally determined on the basis of cost incurred to date as a percentage of estimated total cost. Revenues on time and materials contracts are recognized at contractual rates as labor hours and materials are expended. Losses are recognized in the period in which they become determinable.

         Costs incurred in excess of current contract funding are deferred when management believes they are realizable through subsequent additional funding. No revenues are recognized related to such costs which are included in unbilled reimbursable costs and fees in the accompanying consolidated balance sheets.

         Retirement plans - The Company has a defined contribution deferred income plan covering substantially all of its employees. The plan provides that the Company may make pension and employee deferred matching contributions for the benefit of employees. The amount of any such contributions is at the discretion of the Board of Directors. The total expense under the deferred income plan was approximately $3,367,000, $3,785,000 and $3,842,000 in 1998,
1997 and 1996, respectively.

         The Company has an unfunded defined benefit pension plan for directors who are not employees of the Company. After termination as a director for any reason, a director will receive the then-current directors' retainer fee for the lesser of 15 years or life. Directors may also elect to receive a lump sum or other actuarial equivalent of the foregoing benefit. Directors achieve 50% vesting after five years of service, with annual increases of 10%, until full vesting is achieved after 10 years of service. However, in the event of a change in control, directors immediately become fully vested. The total expense charged under the defined benefit pension plan was approximately $61,000, $53,000 and $50,000 in 1998, 1997 and 1996, respectively. The present value of the projected benefit obligation is approximately $156,000 and $145,000 at June 30, 1998 and 1997, respectively.

         Income taxes - The Company accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Earnings per share - During 1998, the Company adopted Statement of Financial Standards (SFAS) No. 128, Earnings Per Share and has computed basic and diluted earnings per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes, where applicable, the effects of dilutive stock options, warrants, and convertible securities, computed using the treasury stock method or the if-converted method. Comparative earnings per share data have been restated for prior periods.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         New Accounting Pronouncements - In 1999, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has not completed its evaluation of the impact that the adoption of such statements will have on its financial statements.


(2)      EARNINGS PER SHARE

         The following table represents a reconciliation of the net income and shares outstanding figures used in the basic and diluted earnings per share from continuing operations computations.


                                                 1998                             1997                              1996
                                      -----------------------------    ---------------------------    -----------------------------
                                                          $ Per                             $ Per      Income           $ Per
                                      Income     Shares   Share        Income      Shares   Share      Loss      Shares   Share
                                      -----------------------------    ---------------------------    -----------------------------
Basic EPS                           $ 10,702     9,838  $   1.09       $13,861     9,338   $ 1.48     $  (700)    9,172  $ (0.08)
Income available to common
   stockholders
Effect of dilutive securities
Stock options                                      146                               176                           ---
Debenture                                184       270                     425       329
                                                                                                          ---      ---
Diluted earnings per share
Income available to common
                                     ------------------------------    ----------------------------   -----------------------------
   stockholders assuming conversion $ 10,886    10,254   $  1.07       $14,286     9,843   $ 1.45     $  (700)     9,172  $ (0.08)

(3)      DEBT

         Long-term debt at June 30, consists of the following:

                                                  1998                  1997
                                               ---------             -------
                                                        (in thousands)

         Revolving credit agreement             $ 18,506            $   19,267
         Term loans                                4,750                 4,900
         Equipment financing                         961                 2,871
         Convertible debenture                       ---                 2,758
         Other                                        22                    36
                                               ---------           -----------

         Total long-term debt                   $ 24,239              $ 29,832
         Less current portion                       (975)               (1,679)
                                               ----------           -----------

                                                $ 23,264              $ 28,153
                                                ========              ========

         The fair market values of the Company's debt instruments approximate the carrying values.

         Equipment Financing - In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan was originally to be amortized over a five year period at an interest rate of 9%, but with partial paydowns made from the proceeds from divestitures of discontinues operations, the loan is now anticipated to be fully retired by the end of fiscal 1999. As of June 30,1998, the outstanding balance on the equipment financing lease was $961 thousand.

         Revolving Credit Agreement and Term Loans - At June 30, 1998, the Company had a revolving credit agreement with its bank that provides for secured borrowings up to $22 million. The agreement extends to January 2000, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided an additional $5 million financing under term loans due September 1, 2000. Advances under the revolving credit agreement and the term loans accrue interest at the bank's prime rate which was 8.5% as of June 30, 1998. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

         The revolving credit agreement contains certain covenants, including a material adverse change clause, which require the Company to maintain certain minimums for earnings, tangible net worth working capital and debt ratios. The Amended and Restated Revolving Credit and Term Loan Agreement containing the term loan and the revolving line of credit was amended as of March 31, 1996, and again as of June 30, 1996, to reduce various financial ratio covenant levels so as to bring the Company into compliance with those covenants as of those dates. At June 30, 1998, the Company was in compliance with its covenants under this Agreement.

         Convertible Debenture - On January 21, 1997, the Company entered into a Convertible Securities Subscription Agreement ("Subscription Agreement") pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000 ("Debenture"). By April 1998, the Debenture had been fully converted into 804,322 shares.

         The investor also received a 7-year warrant to purchase 320,000 shares of the Company's Common Stock at a price of $8.47 per share ("Debenture Warrant"). The Debenture Warrant became exercisable on July 31, 1998. If the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, the Debenture Warrant is to be repriced at the lesser of (i) $8.47 per share, or (ii) 80% of the Transaction Value (as defined in the Debenture Warrant).

         Aggregate annual maturities for long-term debt for the next five years (unless extended) are as follows: 1999, $975 thousand; 2000, $23,264,000; and nothing thereafter.

(4)      INCOME TAXES

         The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision recorded for each year are as follows:

                                                                 1998               1997              1996
                                                               --------           --------          ------
                                                                           (in thousands)
Income tax (benefit) at statutory federal rate                 $   1,619         $   1,115       $    (238)
State income taxes, net of federal benefit                           225               151             (28)
Change in valuation reserve                                       (8,349)          (11,848)            230
Other                                                               (190)              ---              36
                                                                --------         ---------        --------

Income tax benefit                                             $  (6,695)         $(10,582)      $     ---
                                                               =========          ========       =========


     The primary components of the Company's net deferred tax asset are as follows:

                                                                                As of June 30,
                                                                         1998                      1997
                                                                       --------                 -------
                                                                                  (in thousands)
Deferred tax assets:
     Reserves and other nondeductible accruals                         $   2,167               $  4,266
     Compensation not currently deductible                                 2,094                  2,207
     Net operating losses                                                 26,257                 26,195
     AMT and general business credits                                        816                    800
     Other                                                                     9                    ---
     Valuation reserve                                                    (9,150)               (17,500)
                                                                       ---------               --------
           Total deferred tax assets                                      22,193                 15,968
                                                                       ---------               --------

Deferred tax liabilities:
     Reimbursable costs and fees                                          (2,945)                (3,555)
     Prepaid expenses and rent                                              (342)                  (232)
     Depreciation (tax over book)                                           (349)                  (410)
     Internally developed software                                          (143)                  (189)
      Other                                                                 (497)                   ---
                                                                        ---------              ---------
           Total deferred tax liabilities                                 (4,276)                (4,386)
                                                                        --------               ---------

           Net deferred tax asset                                       $ 17,917               $ 11,582
                                                                        ========               ========

         At June 30, 1998, the Company had net operating loss carryforwards of approximately $64 million available to reduce future federal tax liabilities, of which approximately $10 million expire in 1999, $15 million expire between 2000 and 2010, $27 million expire in 2011, and $12 million expire in 2012.

         Realization of the net deferred tax asset of $17.9 million is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

(5)      COMMITMENTS AND CONTINGENCIES

         Commitments  - The  Company  leases  all of its  facilities  and  rents
certain  equipment  under  operating  lease  agreements,   some  with  inflation
escalator clauses. The minimum annual rentals due under non-cancelable operating leases during each of the next five years and in total thereafter, are presented in the table below.


                                                                   Operating               Sublease
                                                                    Leases               Rental Income
                                                                           (in thousands)
         1999                                                      $  6,538                  $  1,166
         2000                                                         5,737                     1,155
         2001                                                         5,086                     1,014
         2002                                                         4,806                       462
         2003                                                         4,656                       142
         Thereafter                                                  28,244                       ---
                                                                   --------              ------------
                                                                    $55,067                  $  3,939
                                                                    =======                  ========

         Rent expense under operating leases was $ 7,429,000, $7,367,000 and $6,643,000, net of sublease income of $1,095,000, $555,000 and $477,000, in
1998, 1997 and 1996, respectively.

         As of June 30, 1998, the Company had employment agreements with 16 employees providing for severance payments upon employment termination after a change in control. The maximum amount payable under these arrangements was approximately $3,300,000.

(6)      ACCOUNTS RECEIVABLE AND UNBILLED REIMBURSABLE COSTS AND FEES

         A  summary  of  U.S.   government  and  non-U.S.   government  accounts
receivable and unbilled reimbursable costs and fees is as follows:


                                                                                 1998                  1997
                                                                              ----------           --------
                                                                                      (in thousands)
         Accounts receivable, net of reserves of
         $41 in 1998 and 1997 -
            U.S. government                                                     $ 27,616            $ 23,420
            Non-U.S. government                                                    1,086               1,667
                                                                                --------           ---------

                                                                                $ 28,702            $ 25,087
                                                                                ========            ========
         Unbilled reimbursable costs and fees,
         net of reserves of $4,743 in 1998
         and $4,594 in 1997 -
            U.S. government                                                    $   3,424           $   3,646
            Non-U.S. government                                                      765                 430
                                                                                --------           ---------

                                                                               $   4,189           $   4,076
                                                                               =========           =========


         Invoices released in July that relate to June activity were $12,668,000 and $10,736,000 for 1998 and 1997, respectively, and are reflected in accounts receivable in the accompanying financial statements.

         The components of unbilled reimbursable costs and fees are as follows:


                                                                                      1998              1997
                                                                                    --------          ------
                                                                                      (in thousands)
         Retainages billable upon completion of contract                           $ 2,561           $ 2,301
         Unbilled direct costs, fee and indirect costs incurred
            in excess of provisional billing rates                                     836               501
         Costs incurred in excess of contractual authorization,
            billable upon execution of a contract or contractual
            amendment to increase funding                                              792             1,274
                                                                                  --------          --------

                                                                                   $ 4,189          $  4,076
                                                                                   =======          ========

         At June 30, 1998, unbilled reimbursable costs and fees expected to be collected after one year were approximately $2,050,000.

         Costs incurred by the Company in the performance of U.S. government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

(7)      RELATED PARTY TRANSACTIONS

         The chairman and chief executive officer of Mercantile Bankshares Corporation (Mercantile) is a member of the Company's Board of Directors. Mercantile has entered into a revolving credit and term loan agreement with the Company (see Note 3 for discussion).

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

(8)      STOCK-BASED COMPENSATION PLANS

         At June 30, 1998, the Company has seven stock-based compensation plans, as follows (and more fully described below): 1985 Employee Stock Option Plan; 1994 Employee Stock Option Plan; 1996 Employee Stock Option Plan; 1996 Officers Stock Option Plan; Cash Compensation Replacement Plan; Directors Fee Replacement Plan; and Employee Stock Purchase Plan.

         Under the 1985 Employee Stock Option Plan ("1985 Plan"), no further options may be granted, but 80,470 options remain outstanding as of June 30, 1998.

         Under the 1994 Employee Stock Option Plan ("1994 Plan"), a total of 20,720 shares have been issued (17,222 of them to officers), and 795,317 options are outstanding, of which 541,854 are held by officers.

         Under the 1996 Employee Stock Option Plan ("1996 Employee Plan"), no shares have been issued, 202,813 options are outstanding. Under the 1996 Officers Stock Option Plan ("1996 Officers Plan"), no shares have been issued, 302,250 options are outstanding. (The 1996 Employee Plan and the 1996 Officers Plan are sometimes referred to collectively as the "1996 Plans".)

         Under the Employee Stock Purchase Plan, participating employees during a quarter have a "look back" option to purchase shares at 85% of the lower of the stock price on the first trading day or the last trading day of the quarter.

         Under the 1985, 1994 and 1996 Plans, options vest ratably over a four year period, although options issued to the CEO, Chairman and Vice Chairman vest in 6 to 24 months. Options have a 10-year term and are issued at the fair market value on the date of grant, and therefore, under the intrinsic value method, no compensation is recorded in the Statement of Operations.

         During  the  second  quarter  of  FY98,  employees  other  than  the  7 highest-paid officers were permitted to reprice their options at the then current fair value in exchange for a reduced number of options.

         Under the Company's Directors Fee Replacement Plan, outside directors may elect to receive stock and/or non-qualified options in lieu of annual fees and/or other compensation. Options are immediately exercisable. Options remain exercisable for 3 years after a participant ceases to be a director. As of June 30, 1998, options for 59,542 shares are exercisable. A separate plan permits outside directors to receive their fees in the form of phantom stock, but to date, no phantom stock has been awarded. Compensation cost recognized under the Directors Fee Replacement Plan for the years ended June 30, 1998, June 30, 1997 and June 30, 1996 was approximately $78 thousand, $112 thousand and $118 thousand, respectively.

         Under the Company's Cash Compensation Replacement Plan, officers may elect to forego cash compensation (up to 25% of salary and up to 100% of bonus) to purchase stock and/or non-qualified options at a 20% discount. The options are immediately exercisable as to 80% of the shares, with the remainder becoming exercisable in increments over a four year period. Options remain exercisable for 3 years after an officer's termination as an employee. As of June 30, 1998, options for 46,850 shares are exercisable. Compensation cost recognized under the Cash Compensation Replacement Plan for the years ended June 30,1998, June 30, 1997 and June 30, 1996 equaled approximately $37 thousand, $103 thousand and $359 thousand, respectively.

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


                                                          1998                             1997
                                                ------------------------          ---------------------
                                                    As              Pro              As             Pro
                                                 Reported          Forma          Reported         Forma
                                                ---------          -----          --------         -----
Net income (loss) (in thousands)                   $11,460       $  9,422        $(17,750)        $(19,562)

Earnings Per Share Amounts (Diluted)
-----------------------------------
Net income (loss)                                  $  1.14       $    .94        $  (1.76)        $  (1.94)

         A summary of the status of the Company's stock options as of June 30, 1998, 1997 and 1996 and changes during those years is presented below (shares in thousands):

1985, 1994 and 1996 Plans

                                    1998                       1997                          1996
                         ---------------------------  --------------------------   -----------------------
                                        Weighted                    Weighted                     Weighted
                                         Average                     Average                      Average
                          Shares     Exercise Price    Shares    Exercise Price    Shares     Exercise Price
                         --------------------------   --------------------------   -------------------------
Outstanding @
   beginning of year    1,133,540        $17.42        855,661       $18.58        829,745        $ 9.04
     Granted              814,349         $6.77        518,771       $13.59        415,011        $25.20
     Exercised            (82,665)       $ 5.71        (83,655)      $ 6.02       (373,595)       $ 4.89
     Canceled            (484,375)       $18.85       (157,237)      $17.15        (15,500)       $15.35
                        ---------                   ----------                   ---------

Outstanding @
   end of year          1,380,849        $11.32      1,133,540       $17.42        855,661        $18.58
                        =========                    =========                    ========

Options exercisable
   at year end            606,244        $12.18        292,165       $16.20        166,286        $18.90
                       ==========                    =========                    ========

Options available
   for future grant       137,473                      172,053                      95,337
                       ==========                   ==========                   =========

Weighted Average
   fair value of options
   granted during the
   year               $     3.40                  $       6.66                   $    9.16
                      ==========                  ============                   =========


Directors Fee Replacement Plan & Cash Compensation Replacement Plan

                                    1998                       1997                          1996
                         ---------------------------  --------------------------   ----------------------
                                        Weighted                    Weighted                     Weighted
                                         Average                     Average                      Average
                          Shares     Exercise Price    Shares    Exercise Price    Shares     Exercise Price
                         ---------------------------  --------------------------   -------------------------
Outstanding @
  beginning of year        89,810         $3.20         59,924        $3.59         41,503         $1.96
     Granted               22,881         $1.68         29,906        $2.40         22,982         $6.92
     Exercised             (6,299)        $4.00            (20)       $9.43         (4,561)        $5.53
     Canceled                 ---           ---            ---          ---            ---           ---
                       ----------                   ----------                  ----------

Outstanding @
  end of year             106,392         $2.82         89,810        $3.20         59,924         $3.59
                        =========                    =========                   =========

Options exercisable
  at year end             100,050         $2.60         82,628        $3.05         54,117         $3.38
                        =========                    =========                   =========

Options available
  for future grant        389,499                      419,503                     459,858
                        =========                    =========                    ========

Weighted Average fair
   value of options
   granted during the
   year                $     5.57                  $     7.98                    $   22.78
                       ==========                  ==========                    =========

         Under the Directors Fee Replacement Plan, options expire 3 years after the optionee ceases to be a director. Under the Cash Compensation Replacement Plan, options expire 3 years after the optionee ceases to be an employee. As of June 30, 1998, 1,352 and 10,560 of the outstanding shares expire in FY 1999 and FY 2000, respectively. As of June 30, 1998, 1,103 and 9,813 of the exercisable shares expire in FY 1999 and FY 2000, respectively.

         The fair value of each option granted during each year is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1998     1997     1996
                                             ------   ------   ------

(a)   Dividends                               ---       ---     ---
(b)   Expected volatility                     50%       50%     44%
(c)   Risk-free interest rate                5.5%      6.5%    6.5%
(d)   Expected life in years                   5         5       5


         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 1998 (shares in thousands):

1985, 1994 and 1996 Plans

                                 Options Outstanding                           Options Exercisable
                                 -------------------                           -------------------
                                        Weighted          Weighted                              Weighted
    Range of                             Average           Average                               Average
    Exercise            Number          Remaining         Exercise             Number           Exercise
     Prices           Outstanding         Life              Price            Exercisable          Price
---------------------------------------------------------------------------------------------------------
$  4.13 - $  9.38        915,349           8.5            $  6.44              339,119          $  5.66
$ 15.44 - $37.69         465,500           7.5             $20.91              267,125           $20.45
                       ---------           ---             ------              -------           ------
$  4.13 - $37.69       1,380,849           8.2             $11.32              606,244           $12.18

Directors Fee Replacement Plan & Cash Compensation Replacement Plan

                            Options Outstanding                        Options Exercisable
                            -------------------                        -------------------
                                            Weighted                                  Weighted
      Range of                               Average                                   Average
      Exercise          Number              Exercise              Number              Exercise
       Prices         Outstanding             Price             Exercisable             Price
-------------------------------------        --------------------------------------------------
$.  10 -  $ 3.77         83,511               $1.75                79,563               $1.74
$ 5.07 - $ 9.43          22,881               $6.73                20,487               $6.78
                        -------               -----              --------               -----
$  .10 -  $ 9.43        106,392               $2.82               100,050               $2.77

         Employee Stock Purchase Plan - Employees may purchase stock at a discount through payroll deduction under the Company's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the first or the last day of the quarterly offering period. The Company sold 58,230, 65,871 and 25,304 shares of common stock to its employees during the years ended June 30, 1998, 1997 and 1996, respectively. The weighted average value of those purchase rights granted in 1998 and 1997 was approximately $2.40 and $1.89 per share.

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

 (9)     COMMON STOCK

         Purchase Rights - The Company has a Shareholder Rights Plan under which a dividend of one common stock purchase right (right) is automatically issued for each share of the Company's common stock. The rights are not exercisable or transferable apart from the common stock until ten business days after a person has acquired beneficial ownership of 25% or more of the common stock, or commences, or announces an intention to commence, a tender offer for 25% or more of the common stock. Separate certificates for the rights will be mailed to holders of the common stock as of such date, and each right will entitle the holder thereof to buy one share of common stock at an exercise price of $100. However, if any person or group becomes the beneficial owner of 25% or more of the stock other than pursuant to an offer for all shares which the independent Directors of the Company determine is fair to and otherwise in the best interest of the Company and its shareholders, each right not owned by such person or group will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the Company (or other consideration) which would have a market value of two times the exercise price of the right. Similarly, in the event that the Company is a party to a merger or other business combination transaction, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company which would have a market value of two times the exercise price of the right. The rights are redeemable at $.05 per right prior to the tenth business day following the public announcement that a person has acquired beneficial ownership of 25% of the common stock. Upon redemption, the rights will terminate. The rights expire on December 31, 2005.

         Structured Equity Line Financing - The Company is a party to a Structured Equity Line Flexible Financing Agreement ("Equity Line Agreement") whereby the Company can require the investor to purchase up to $3 million of the common stock per quarter up to an aggregate maximum of $18 million over a 3 year period beginning October 1, 1998. The purchase price is equal to 94% of the low trade price during the 3 trading days immediately preceding the notice of purchase by the investor. The investor, however, may not purchase common stock if such low trade price is less than $4 per share. If the Company issues less than $5 million of its common stock under the Equity Line Agreement, it must pay the investor up to $300,000 as liquidated damages. The investor also received a 7-year Warrant to purchase 125,000 shares of the Company's common stock at a price of $8.47 per share ("Equity Line Warrant"). If the Company elects to issue more than $5 million, the Company will issue an additional 7-year warrant for the purchase of 75,000 shares of the Company's common stock ("Additional Equity Line Warrant") at a price equal to 140% of the price of the common stock at the time of the issuance of the Additional Equity Line Warrant. Under a related Registration Rights Agreement ("Registration Rights Agreement"), the Company was obligated to file a registration statement with the Securities and Exchange Commission with respect to the Company's common stock for which the Equity Line Warrant and the Additional Line Warrant (collectively, the "Equity Line Warrants") are exchangeable. The Equity Line Warrant became exercisable on July 31, 1998. If the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, the Equity Line Warrant will be repriced at the lesser of (i) $8.47, or (ii) 80% of the Transaction Value (as defined in the Equity Line Warrant). The Additional Equity Line Warrant, when issued, will contain provisions similar to the Equity Line Warrant. The investor's obligation to purchase under the Equity Line Agreement is subject to various conditions, including (i) the effectiveness of a registration statement with respect to the underlying shares, (ii) limitations based on the price and volume of the Company's common stock, and (iii) the percentage of the common stock beneficially owned by the investor from time to time.

(10)     DISCONTINUED OPERATIONS

         During the quarter ended March 31, 1997, the Company adopted a plan to dispose of its Telecommunications and Advanced Products Divisions. As of January 8, 1998, all business units within those divisions had been sold. Consequently, the Company has reported its results of operations for the Telecommunications and Advanced Products Divisions as discontinued operations.

         On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business unit of its discontinued Advanced Products Division for $2.0 million in cash.

         On June 5, 1997, the Company sold the assets and liabilities of its Vindicator business unit of its discontinued Advanced Products Division for approximately $700 thousand, with initial payment of $250 thousand. Subsequent installments of approximately $130 thousand have been received. The remainder of the purchase price, $320 thousand, is due on December 31, 1998, and is reflected within net liabilities of discontinued operations.

         On June 27, 1997, the Company sold the assets and liabilities of its OSU business unit of its discontinued Telecommunications Division for an initial payment of $1.5 million and royalties on sales of the OSU unit or derivatives over the next 10 years.

         On December 19, 1997, the Company sold the assets of its Commercial Information Solutions ("CIS") component of its discontinued Advanced Products Division in exchange for royalties on future sales of Flow Gemini and derivative products and related services.

         On January 8, 1998, the Company sold the assets of its NetworkVUE business unit of its discontinued Telecommunications Division in exchange for royalties on future sales of NetworkVUE, NetSolve and derivative products and related services.


         Summarized balance sheet data related to the discontinued operations is as follows:

                                                                              June 30,           June 30,
                                                                                1998               1997
                                                                                ----               ----
                                                                                   (in thousands)
                  Net assets to be disposed of:
                      Current assets                                         $      40           $    417
                      Property, plant & equipment, net                             391              1,035
                      Other                                                         10                 44
                                                                             ---------           --------
                                                                                   441              1,496
                      Liabilities                                                   96                ---
                                                                             ---------           --------
                      Net assets to be disposed of                                 345                874

                  Proceeds receivable from sale of divisions                       400                400
                  Provision for losses                                          (1,042)            (3,883)
                  QSI obligation                                                   ---             (1,982)
                                                                             ---------           --------
                  Net liabilities related to discontinued
                      operations                                              $   (297)           $(4,591)
                                                                              ========            =======

         Discontinued operations reflect management's estimates of the net amounts expected to be incurred to dispose of its Telecommunications and Advanced Products businesses. The amounts the Company will ultimately incur could differ significantly in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
         --------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

                                                    GRC INTERNATIONAL INC.



Date: September 17, 1998                            By: /s/ Gary Denman
      ------------------                            ----------------------------
                                                   Gary Denman
                                                   President and Chief Executive
                                                      Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy C. Halsey his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: September 17, 1998                          By: /s/ Gary Denman
      -----------------                               --------------------------
                                                   Gary Denman
                                                   President and Chief Executive
                                                     Officer


Date: September 17, 1998                          By: /s/ Timothy C. Halsey
      ------------------                              --------------------------
                                                      Timothy C. Halsey
                                                      Controller,
                                                     (Acting) Chief Financial
                                                        Officer & (Acting) Chief
                                                        Accounting Officer

Date: September 17, 1998                     By: /s/ Joseph R. Wright, Jr.
      ------------------                         -------------------------------
                                                 Joseph R. Wright, Jr., Chairman
                                                 of the Board of Directors


Date: September 17, 1998                     By: /s/ Peter A. Cohen
      ------------------                         -------------------------------
                                                 Peter A. Cohen, Vice Chairman
                                                 of the Board of Directors


Date: September 17, 1998                      By: /s/ H. Furlong Baldwin
      ------------------                          ------------------------------
                                                  H. Furlong Baldwin, Director


Date: September 17, 1998                      By: /s/ Frank J.A. Cilluffo
      ------------------                          ------------------------------
                                                  Frank J.A. Cilluffo, Director


Date: September 17, 1998                      By: /s/ Leslie B. Disharoon
      ------------------                          ------------------------------
                                                  Leslie B. Disharoon, Director


Date: September 17, 1998                      By: /s/ Charles H.P. Duell
      ------------------                          ------------------------------
                                                  Charles H.P. Duell, Director


Date: September 17, 1998                      By: /s/ Edward C. Meyer
      ------------------                          ------------------------------
                                                  Edward C. Meyer, Director


Date: September 17, 1998                      By: /s/ George R. Packard
      ------------------                          ------------------------------
                                                  George R. Packard, Director


Date: September 17, 1998                      By: /s/ Herbert Rabin
      ------------------                          ------------------------------
                                                  Herbert Rabin, Director


Date: September 17, 1998                      By: /s/ Jim Roth
      ------------------                          ------------------------------
                                                  Jim Roth, Director


Date: September 17, 1998                      By: /s/ E. Kirby Warren
      ------------------                          ------------------------------
                                                  E. Kirby Warren, Director

                          INDEPENDENT AUDITORS' CONSENT


         We consent to the incorporation by reference in Registration Statements Nos. 33-1046, 33-39512, 33-39513, 33-52536, 33-52538, 33-87981, 33-87982 and
333-38445 of GRC International, Inc. on Form S-8 of our report dated July 28, 1998, appearing in this Annual Report on Form 10-K of GRC International, Inc. for the year ended June 30, 1998.





DELOITTE & TOUCHE LLP
McLean, Virginia
September 18, 1998

                                   GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              (in thousands)

                                                                      Additions
                                             Balance at     Charged to          Charged            Deductions             Balance
                                             Beginning      Costs and           to Other           from                   at End of
Description                                  of Period      Expenses            Accounts (A)       Reserves (B)           Period
-----------                                  ---------      --------            --------           --------               ----------
Year ended June 30, 1998

Reserves for uncollectible receivables -
  Deducted from accounts receivable         $      41        $    ---           $   ---             $   ---             $      41
  Deducted from unbilled reimbursable
    costs and fees                              4,594             925               127                (904)                4,742
                                             --------        --------           -------             -------              --------

                                            $   4,635        $    925           $   127             $  (904)            $   4,783
                                            =========        ========           =======             =======              ========

Year ended June 30, 1997

Reserves for uncollectible receivables -
  Deducted from accounts receivable         $       5        $     36           $  ---              $  ---              $     41
  Deducted from unbilled reimbursable
    costs and fees                              3,691             855              176                (128)                4,594
                                             --------        --------           ------              ------              --------

                                            $  3,696         $    891           $  176              $ (128)              $ 4,635
                                            ========         ========           ======              ======               =======

Year ended June 30, 1996

Reserves for uncollectible receivables -
  Deducted from accounts receivable         $   ---          $      5           $  ---              $  ---               $     5(c)
  Deducted from unbilled reimbursable
    costs and fees                            3,821               496              455              (1,081)                3,691
                                            -------          --------           ------              ------              --------

                                            $ 3,821          $    501           $  455             $(1,081)              $ 3,696
                                            =======          ========           ======             =======               =======


                           (A) Reductions of revenue for potentially nonrecoverable costs.
               (B) Write off of uncollectible accounts and cost against reserves, net of recoveries.
                              (c) Relates to receivable from discontinued operations.

                                INDEX TO EXHIBITS
                  (Exhibit Numbers correspond to Exhibit Table,
                            Regulation S-K, Item 601)

Exhibit
Number                                                                                           Page
3.1            Restated Certificate of Incorporation  (incorporated by reference to Exhibit 3.1 to the 1994 Form 10-K)

3.2            Bylaws                                                                            -----

10.1*          1985  Employee  Stock Option Plan  (incorporated  by reference to
               Exhibit 10.1 to the 1996 Form 10-K)

10.2*          1994 Employee Option Plan  (incorporated  by reference to Exhibit
               10.2 to the 1997 Form 10-K)

10.3*          1996 Officers Stock Option Plan                                                   -----

10.4*          1998 Option Plan                                                                  -----

10.5*          Cash Compensation  Replacement Plan (incorporated by reference to
               Exhibit 10.4 to the 1997 Form 10-K)

10.6*          Incentive Compensation Plan (incorporated by reference to Exhibit
               10.7 to the 1995 Form 10-K)

10.7*          Directors  Fee  Replacement  Plan  (incorporated  by reference to
               Exhibit 10.6 to the 1997 Form 10-K)

10.8*          Directors  Phantom  Stock  Plan  (incorporated  by  reference  to
               Exhibit 10.7 to the 1996 Form 10-K)

10.9*          Directors  Retirement Plan  (incorporated by reference to Exhibit
               10.8 to the 1997 Form 10-K)

10.10          Amended and  Restated  Revolving  Credit and Term Loan  Agreement
               ("Loan Agreement"), with Exhibits, with Mercantile-Safe Deposit &
               Trust  Company  ("Mercantile"),  dated as of February  12,  1996,
               First  Confirmation  and  Amendment  thereto  dated May 15, 1996,
               Second Confirmation and Amendment thereto dated July 18, 1996, and Third Confirmation and Amendment thereto dated September 24,
               1996  (incorporated by reference to Exhibit 10.9 to the 1996 Form
               10-K)

10.11          Fourth  Confirmation and Amendment dated February 7, 1997 to Loan
               Agreement between the Company and Mercantile (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1996)

10.12          Fifth  Confirmation  and  Amendment  dated April 30, 1997 to Loan
               Agreement between the Company and Mercantile (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997)

10.13          Sixth  Confirmation  and  Amendment  dated  May 13,  1997 to Loan
               Agreement between the Company and Mercantile (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1997)

10.14          Third Allonge to Secured Note (Commercial) of GRC  International,
               Inc. to Mercantile-Safe  Deposit & Trust Company in the Principal
               Amounts of $2,200,000  dated  February 12, 1996;  $400,000  dated
               March 8, 1996; and $2,600,000 dated June 7, 1996                               -----

10.15 Lease Agreement dated as of June 30, 1989, with Exhibits, between the Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.17 to the 1989 Form 10-K)

10.16          Lease  Amendment  No.  1, with  Exhibits,  to Lease  between  the
               Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.6 to the 1990 Form 10-K)

10.17 Lease Amendments Nos. 2, 3, 4 and 5 to Lease between the Company and Richmond Land Corporation (as successor to Centennial III
               Limited Partnership) (incorporated by referenced to Exhibit 10.12 to the 1994 Form 10-K)

10.18          Lease  Amendment  No. 6 to Lease between the Company and Richmond
               Land   Corporation   (as  successor  to  Centennial  III  Limited
               Partnership)  (incorporated by referenced to Exhibit 10.13 to the
               1995 Form 10-K)

10.19 Amended and Restated Rights Agreement dated June 30, 1995 between the Company and the American Stock Transfer & Trust Company
               (incorporated  by  referenced  to Exhibit  10.14 to the 1995 Form
               10-K)

10.20* Employment Agreement between the Company and Jim Roth dated as of July 1, 1995 (incorporated by reference to Exhibit 10.16 to the
               1996 Form 10-K)

10.21*         Amendment Number One to Employment  Agreement between the Company
               and Jim Roth dated as of June 30, 1998                                         -----

10.22*         Note dated July 9, 1992, and Deed of Trust dated as of August 11,
               1993, by and between the Company and Jim Roth (incorporated by reference to Exhibit 10.15 to the 1994 Form 10-K)

10.23*         Amendment to Deed of Trust Note dated as of March 26, 1998                     -----

10.24*         Independent Contractor Agreement dated as of July 1, 1998 between
               the Company and Jim Roth                                                       -----

10.25*         Employment Agreement between the Company and Gary L. Denman                    -----

10.26*         Form of  Employment  Agreement for Thomas E. McCabe and Ronald B.
               Alexander                                                                      -----

10.27*         Form of  Employment  Agreement for James L. Selsor and Michael G.
               Stolarik                                                                       -----

10.28          Building  Lease  between  the  Company  and  Bermant  Development
               Company  (incorporated  by reference to Exhibit 10.21 to the 1995
               Form 10-K)

10.29 First and Second Amendments to Building Lease between the Company and Bermant Development Company (incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K)

10.30          Convertible Securities Subscription Agreement dated as of January
               21, 1997 between the Company and Halifax Fund,  L.P.  ("Halifax")
               (incorporated  by reference to Exhibit 10.2 to the Company's Form
               10-Q for the quarter ended December 31, 1996)

10.31          $4,000,000  5%  Convertible  Debenture  Due January 30, 2000 (the
               "Debenture") issued by the Company to Halifax (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 1996)

10.32 320,000 Share Common Stock Purchase Warrant issued by the Company to Halifax in connection with the Debenture (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended December 31, 1996)

10.33          Registration  Rights  Agreement  dated  as of  January  30,  1997 between  the  Company  and  Halifax  relating  to  the  Debenture
               (incorporated  by reference to Exhibit 10.5 to the Company's Form
               10-Q for the quarter ended December 31, 1996)

10.34          Structured Equity Line Flexible Financing Agreement ("Equity Line
               Agreement") dated as of January 21, 1997 (amended and restated as of August 26, 1998) between the Company and Cripple Creek
               Securities, LLC ("Cripple Creek")

10.35 125,000 Share Common Stock Purchase Warrant issued by the Company to Cripple Creek in connection with the Equity Line Agreement
               (incorporated  by reference to Exhibit 10.7 to the Company's Form
               10-Q for the quarter ended December 31, 1996)

10.36          Registration  Rights  Agreement  dated  as of  January  30,  1997 between the Company and Cripple Creek relating to the Equity Line
               Agreement  (incorporated  by  reference  to  Exhibit  10.8 to the
               Company's Form 10-Q for the quarter ended December 31, 1996)

11             Statement of Computation of Earnings Per Share                            -----

21             Subsidiaries of the Registrant                                            -----

23             Consent of  Deloitte & Touche  LLP  (included  on Page 43 of Form
               10-K)

24 Powers of Attorney (included as a part of signature pages to the Form 10-K)

27             Financial Data Schedule                                                   -----

* Indicates management contract or compensatory plan.