Form 10-K/A
period 1998-06-30
GRC INTERNATIONAL INC
filed 1998-09-22
CIK 201944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   --------

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998 (the "Form 10-K") as set forth in the pages attached hereto:

Exhibit 3.2:  The Company's Bylaws

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned hereunto duly authorized.


                                                GRC INTERNATIONAL, INC.



Date: September 22, 1998                        By: /s/ Timothy C. Halsey
                                                    --------------------------
                                                    Timothy C. Halsey
                                                    Controller,
                                                    (Acting) Chief Financial
                                                      Officer & (Acting) Chief
                                                      Accounting Officer

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GRC INTERNATIONAL INC.



Date: September 22, 1998                        By: /s/ Gary Denman
      ------------------                           -----------------------------
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

         Pursuant to the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: September 22, 1998                      By: /s/ Gary Denman
      ------------------                          ------------------------------
                                                  Gary Denman
                                                  President and Chief Executive
                                                    Officer


Date: September 22, 1998                      By: /s/ Timothy C. Halsey
      ------------------                           -----------------------------
                                                   Timothy C. Halsey
                                                   Controller,
                                                   (Acting) Chief Financial
                                                     Officer & (Acting) Chief
                                                     Accounting Officer

Date: September 22, 1998                     By: /s/ Joseph R. Wright, Jr. *
      ------------------                         -------------------------------
                                                 Joseph R. Wright, Jr., Chairman
                                                   of the Board of Directors


Date: September 22, 1998                     By: /s/ Peter A. Cohen *
      ------------------                         -------------------------------
                                                 Peter A. Cohen, Vice Chairman
                                                   of the Board of Directors


Date: September 22, 1998                      By: /s/ H. Furlong Baldwin *
      ------------------                          ------------------------------
                                                  H. Furlong Baldwin, Director


Date: September 22, 1998                      By: /s/ Frank J.A. Cilluffo *
      ------------------                          ------------------------------
                                                  Frank J.A. Cilluffo, Director


Date: September 22, 1998                      By: /s/ Leslie B. Disharoon *
      ------------------                          ------------------------------
                                                  Leslie B. Disharoon, Director


Date: September 22, 1998                      By: /s/ Charles H.P. Duell *
      ------------------                          ------------------------------
                                                  Charles H.P. Duell, Director


Date: September 22, 1998                      By: /s/ Edward C. Meyer *
      ------------------                          ------------------------------
                                                  Edward C. Meyer, Director


Date: September 22, 1998                      By: /s/ George R. Packard *
      ------------------                          ------------------------------
                                                  George R. Packard, Director


Date: September 22, 1998                      By: /s/ Herbert Rabin *
      ------------------                          ------------------------------
                                                  Herbert Rabin, Director


Date: September 22, 1998                      By: /s/ Jim Roth *
      ------------------                          ------------------------------
                                                  Jim Roth, Director


Date: September 22, 1998                      By: /s/ E. Kirby Warren *
      ------------------                          ------------------------------
                                                  E. Kirby Warren, Director

* /s/ Timothy C. Halsey
-----------------------
Timothy C. Halsey
Power of Attorney

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