Form 10-Q
period 1998-09-30
GRC INTERNATIONAL INC
filed 1998-11-16
CIK 201944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
Class of Common Stock                                 October 31, 1998
---------------------                                 ----------------

   $.10 par value                                    10,220,491 shares

                                    CONTENTS


Forward-Looking Statements

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Form 10-Q captioned "Management's Discussion and Analysis." The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the Company's Form 10-K Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Form 10-Q and any Current Reports on Form 8-K filed by the Company.
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

Note: The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

                             GRC INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except for per share data)
                                   (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           1998          1997
                                                                        ---------       -------
Revenues                                                                 $  36,756       $ 27,165

Cost of revenues                                                            30,964         22,160

Indirect costs and other costs                                               3,675          3,595
                                                                       -----------      ---------

Operating income                                                             2,117          1,410

Interest expense, net                                                         (352)          (528)
                                                                       -----------      ---------

Income from continuing operations
   before income tax benefit                                                 1,765            882

Income tax benefit                                                           1,265            254
                                                                       -----------      ---------

Income from continuing operations                                            3,030          1,136

Gain from discontinued operations
   (net of tax)                                                                 54            290
                                                                       -----------      ---------

Net Income                                                              $    3,084     $    1,426
                                                                        ==========     ==========

Income per common and
   common equivalent share:

Basic
       Continuing operations                                           $      0.29     $     0.12
       Discontinued operations                                                0.01           0.03
                                                                       -----------    -----------
       Net income                                                      $      0.30     $     0.15
                                                                       ===========     ==========

Number of shares used in basic EPS
   calculation                                                              10,214          9,632
                                                                       ===========     ==========

Diluted
       Continuing operations                                           $      0.29     $     0.12
       Discontinued operations                                                0.01           0.03
                                                                       -----------     ----------
       Net income                                                      $      0.30     $     0.15
                                                                       ===========     ==========

Number of shares used in diluted EPS
   calculation                                                              10,386          9,792
                                                                       ===========     ==========

                    The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                               September 30,            June 30,
                                                                                   1998                   1998
                                                                               -------------             -------
                                                                                          (in thousands)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $    3,029               $   3,648
   Accounts receivable, net                                                       27,153                  28,702
   Unbilled reimbursable costs and fees, net                                       4,408                   4,189
   Other receivables                                                               1,037                     893
   Prepaid expenses and other current assets                                       1,370                     486
   Deferred income taxes                                                           1,239                   1,239
                                                                               ---------               ---------

         Total current assets                                                     38,236                  39,157
                                                                               ---------               ---------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $11,810 and $11,069                                      9,200                   9,569
                                                                               ---------               ---------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                       2,101                   2,176
   Deferred software costs, net                                                      ---                     349
   Deferred taxes                                                                 17,978                  16,678
   Deposits and other                                                              3,361                   3,334
                                                                               ---------               ---------

         Total other assets                                                       23,440                  22,537
                                                                               ---------               ---------

TOTAL ASSETS                                                                    $ 70,876                $ 71,263
                                                                               =========                ========








                    The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                            September 30,             June 30,
                                                                                1998                    1998
                                                                            -------------             --------
                                                                                        (in thousands)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $     529                $    975
   Accounts payable                                                                1,494                   3,897
   Accrued compensation and benefits                                              11,430                  13,268
   Accrued expenses and other current liabilities                                  2,665                   1,944
   Net liabilities of discontinued operations                                        339                     297
                                                                               ---------               ---------
         Total current liabilities                                                16,457                  20,381
                                                                               ---------               ---------

LONG-TERM LIABILITIES:

   Long-term debt                                                                 23,750                  23,264
   Other long-term liabilities                                                       277                     258
                                                                               ---------               ---------
         Total long-term liabilities                                              24,027                  23,522
                                                                               ---------               ---------

         Total liabilities                                                     $  40,484               $  43,903
                                                                               =========               =========

STOCKHOLDERS' EQUITY:

   Commonstock,   $.10  par  value
         Authorized  -  30,000,000  shares
         Issued  - 10,516,563 shares
           and 10,508,791 shares                                                   1,051                   1,051
   Paid-in capital                                                                79,660                  79,712
   Accumulated deficit                                                           (46,474)                (49,558)
                                                                               ---------               ---------
                                                                                  34,237                  31,205

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                               ---------               ---------

         Total stockholders' equity                                               30,392                  27,360
                                                                               ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  70,876               $  71,263
                                                                              =========                =========




                    The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                         1998               1997
                                                                                        -------            ------
                                                                                              (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                   $  3,030           $ 1,136
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                                   816               769
              Loss provision on current assets                                                434                77
                 Loss on disposal of property and equipment                                   348
              Deferred income tax benefit                                                  (1,300)             (254)
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                              (141)              856
                 Prepaid expenses and other current assets                                      9               (93)
                 Accounts payable, accruals and
                    other current liabilities                                              (3,520)           (2,361)
              Other                                                                           (59)              (31)
                                                                                         --------           -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          (383)               99
                                                                                         --------           -------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain from discontinued operations                                                         54               290
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                                  42            (1,308)
              Proceeds from sale of discontinued operations                                   ---               400
                                                                                         --------           -------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                         96              (618)
                                                                                         --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                  (373)             (142)
     Other                                                                                      1               (35)
                                                                                         --------           -------
NET CASH USED ININVESTING ACTIVITIES                                                         (372)             (177)
                                                                                         --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                                          (448)             (587)
     Bank borrowings                                                                          488               503
     Issuance of common stock                                                                 ---                (2)
     Other                                                                                    ---                 1
                                                                                         --------           -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            40               (85)
                                                                                         --------           -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (619)             (781)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            3,648             5,756
                                                                                         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  3,029          $  4,975
                                                                                         ========          ========


                    The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                      September 30,
                                                                                  1998             1997
                                                                                 -------          ------
                                                                                     (in thousands)
Supplemental disclosures:

Cash paid for:

     Interest                                                                   $   421         $   515

     Income taxes                                                               $    35         $    12

Other non-cash financing activities:

     Conversion of debenture to common stock                                    $  ---          $1,225

























                    The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                   (unaudited)


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(2) At September 30, 1998, the Company was party to a revolving credit agreement that provides for secured borrowings of up to $22 million, of which $16.0 million (net of cash) was utilized at September 30, 1998. The agreement extends to January 2000, with the bank required to provide 15 months prior written notice to terminate the facility (absent any defaults under the agreement). The bank has provided up to an additional $8 million in term loan financing under a standby facility, available on an offering basis, with borrowings thereunder due September 1, 2000, of which $4.75 million was utilized at September 30, 1998. Advances under the revolving credit agreement and the term loans accrue interest at the prime rate. The collateral under the Amended and Restated Revolving Credit and Term Loan Agreement includes all of the Company's assets, except for property and equipment.

         The revolving credit agreement contains certain covenants, including a material adverse change clause, which require the Company to maintain certain minimums for earnings, tangible net worth, working capital and debt ratios. At September 30, 1998, the Company was in compliance with its covenants under this Agreement.

         Debt at September 30, 1998 and June 30, 1998 consisted of the following:

                                                     September 30, 1998                 June 30, 1998
                                                     ------------------                 -------------
         Revolving Credit Agreement                            $ 18,994                      $ 18,506
         Term Loans                                               4,750                         4,750
         Equipment Financing                                        515                           961
         Other                                                       20                            22
                                                               --------                      --------

         Total Debt                                            $ 24,279                      $ 24,239
         Less:  Current Portion                                    (529)                         (975)
                                                               --------                      --------

         Long Term Debt                                        $ 23,750                      $ 23,264
                                                               ========                      ========

(3) Discontinued Operations. Since the Company adopted its plan to dispose of the Company's Telecommunications and Advanced Products Divisions in February of 1997, the Company has successfully sold all of the business units comprising those divisions, i.e., the OSU(R) Network Interface, GRC Instruments/Dynatup, Vindicator, NetworkVUE, and Commercial Information Solutions ("CIS") business units. The income from discontinued operations for the first three months of fiscal 1999 consists of $54 thousand in royalties on sales of the Company's former OSU(R) Network Interface. Additional information is provided below in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Income Taxes. The Company recognized an incremental deferred tax asset of $1.3 million through the first three months of fiscal year 1999. The total deferred tax asset balance was $19.2 million at September 30, 1998. The Company expects to realize its income tax carryforwards over approximately the next five years.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED September 30, 1998 and 1997
                                   (unaudited)


Summary

The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                                                                      Three Months Ended
                                                                                   ------------------------
                                                                                   9/30/98          9/30/97
                                                                                   -------          -------
Revenues                                                                             $ 36,756       $ 27,165
                                                                                     ========       ========

Operating income                                                                        2,117          1,410

Interest expense, net                                                                    (352)          (528)
                                                                                     --------       --------

Income from continuing operations
  before income tax benefit                                                             1,765            882

Income tax benefit                                                                      1,265            254

Gain from discontinued
  operations (net of tax)                                                                  54            290
                                                                                    ---------       --------

Net income                                                                          $   3,084       $  1,426
                                                                                    =========       ========

Results of Operations - Three Months Ended September 30, 1998 and 1997
----------------------------------------------------------------------

Revenues
--------

Revenues for the first quarter of fiscal 1999 increased 35.3% to $36.8 million from $27.2 million for the same period in fiscal 1998.

For the first quarter of fiscal 1999, revenues of $36.8 million consisted of $35.9 million in services revenues and $900 thousand in product revenues. During the same period of fiscal 1998, revenues of $27.2 million consisted of $26.7 million in services revenue and $419 thousand in product revenues. The total revenue increase of $9.6 million during the first quarter of fiscal 1999 is primarily the result of a significant increase in subcontract revenues on additional U.S. Government contract awards, in particular, GCSS Army and GSA Charleston B.P.A. The Company's maximum contract backlog was $575 million at September 30, 1998.

Cost of Revenues and Gross Profit
---------------------------------

Cost of revenues for the first quarter of fiscal 1999 increased 39.7% to $31.0 million, or 84.2% of revenues, from $22.2 million, or 81.6% of revenues, for the same period in fiscal 1998. The cost of revenue increase of $8.8 million is directly related to the increase in revenues during the same period and reflects an increase in the use of subcontractors.

Gross profit for the first quarter of fiscal 1999 increased 15.7% to $5.8 million, or 15.8% of revenues, from $5.0 million, or 18.4% of revenues, for the same period in fiscal 1998. This increase of $787 thousand is a direct result of the increase in revenues during the same period.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses consist of selling, general and administrative, research and development, and other costs. Operating expenses for the first quarter of fiscal 1999 increased 2.2% to $3.7 million, or 10.0% of revenues, from $3.6 million, or 13.2% of revenues, for the same period in fiscal 1998. This relatively flat level of operating expenses and related reduction in percentage of revenues reflects the stability in the corporate infrastructure since the company's divestiture of discontinued operations and the return to a focus on the Company's core services business.

Operating Income for the first quarter of fiscal 1999 increased 50.1% to $2.1 million, or 5.8% of revenues, from $1.4 million, or 5.2% of revenues, for the same period of fiscal 1998. The increase in operating income of approximately $707 thousand is the direct result of the increase in revenues during the first quarter of fiscal 1999.

Net Interest Income or Expense
------------------------------

Net interest expense for the first quarter of fiscal 1999 decreased 33.3% to $352 thousand, or 1.0% of revenues, from $528 thousand, or 1.9% of revenues, for the same period of fiscal 1998. The decrease in net interest expense of approximately $176 thousand reflects the decrease in debt carried during the first quarter of fiscal 1999.

Income Tax Benefit
------------------

The Company expects to realize its deferred tax asset as a result of eliminating the loss generating discontinued divisions. As a consequence, the Company has now recognized a portion of the benefit available from its tax loss carryforwards. As of September 30, 1998, the Company's total net deferred tax asset is $19.2 million, which is comprised of current deferred taxes of $1.2 million and long term deferred taxes of $18.0 million.

The Company expects to record a tax benefit in each quarter of fiscal 1999, at which time the full deferred tax asset will be recorded. Beginning in fiscal 2000, the Company expects to record a quarterly tax provision.

Realization  of the net  deferred  tax asset of $19.2  million is  dependent  on
generating   sufficient   taxable   income  prior  to  expiration  of  the  loss
carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Discontinued Operations
-----------------------

During fiscal 1997, the Company adopted a plan to dispose of its Telecommunications and Advanced Products Divisions. As of January 8, 1998, all business units within those divisions had been sold. Consequently, the Company has reported its results of operations for the Telecommunications and Advanced Products Divisions as discontinued operations.

On April 30, 1997, the Company sold the assets and liabilities of its GRC Instruments/Dynatup business unit of its discontinued Advanced Products Division for $2.0 million in cash.

On June 5, 1997, the Company sold the assets and liabilities of its Vindicator business unit of its discontinued Advanced Products Division for approximately $700 thousand, with an initial payment of $250 thousand. Subsequent installments of approximately $130 thousand have been received. The remainder of the purchase price, $320 thousand, reflected within net liabilities of discontinued operations at September 30, 1998, was received in October 1998.

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

Income from discontinued operations for the first quarter of fiscal 1999 was $54 thousand, compared with income of $290 thousand during the same quarter of fiscal 1998.

Financing
---------

In January 1997, the Company entered into a Convertible Securities Subscription Agreement ("Subscription Agreement") pursuant to which an investor purchased a $4 million 5% Convertible Debenture due January 2000 ("Debenture"). By April 1998, the Debenture had been fully converted into 804,322 shares.

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

Liquidity and Capital Resources
-------------------------------

The Company had $3.0 million in cash and cash equivalents at September 30, 1998, compared to $3.6 million at June 30, 1998.

Net cash used in continuing operations amounted to $619 thousand during the first quarter of fiscal 1999, compared to cash used in continuing operations of $781 thousand for the first quarter of fiscal 1998. Net cash provided by discontinued operations amounted to $96 thousand during the first quarter of fiscal 1999, compared to $618 thousand used during the same period of fiscal year 1998. Net cash used in investing activities during the first quarter of fiscal 1999 amounted to $372 thousand, compared to $177 thousand used during the same period for fiscal year 1998. Net cash provided by financing activities amounted to $40 thousand during the first quarter of fiscal 1999, compared to net cash of $85 thousand used during the first quarter of fiscal 1998.

At September 30, 1998, the carrying value of the Company's debt amounted to $24.3 million, $529 thousand of which was classified as short term, and $23.8 million of which was classified as long term. The Company had $24.2 million of bank debt and equipment lease financing at June 30, 1998.

The credit facilities with the Company's bank consist of an $8 million term loan standby facility, available on an offering basis, with borrowings thereunder due September 1, 2000 ("Term Loan") of which $4.8 million was drawn down at September 30, 1998, a $22 million revolving line of credit ("Revolving Credit"), of which $19.0 million was used at September 30, 1998, and a $515 thousand debt (as of September 30, 1998) arising from the equipment financing ("Equipment Lease") arranged with the bank's equipment leasing subsidiary.

The Term Loan is due on September 1, 2000, and bears interest at the bank's floating prime rate, currently 8.0% per annum. The Revolving Credit is due on January 15, 2000, and, if the Company is not in default, is automatically renewable for one-year renewal terms unless the bank, at its option, delivers written notice of non-renewal to the Company at least 15 months prior to the end of the initial term or any renewal term. No notice of non-renewal was received by October 15, 1998, and, thus, the Revolving Credit is currently repayable on January 15, 2001. The Revolving Credit has typically been renewed in the past, and the Company anticipates that it will continue to be renewed, although there is no guarantee of renewal. The Revolving Credit bears interest at the bank's floating prime rate, currently 8.0% per annum. The Term Loan and Revolving Credit facilities are collateralized by the Company's working capital and equipment. The Equipment Lease was originally for a term of 60 months which commenced in June 1996 and bears interest at 9%. It is now expected to be paid in full by January 1999.

The Amended and Restated Revolving Credit and Term Loan Agreement ("Loan Agreement") containing the Term Loan and Revolving Credit has been amended from time to time (most recently on March 31, 1997) to amend various financial ratio covenants so as to bring the Company into compliance with those covenants as of those dates. At September 30, 1998, the Company was in compliance with its covenants under this Agreement.

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

Quantitative and Qualitative Information About Market Risk
----------------------------------------------------------

The Company does not hold instruments which are sensitive to interest rate, foreign currency exchange, commodity price, or equity risks. As previously discussed, the Company, under its bank debt, is a net borrower at floating prime rates. Thus, an increase in bank prime rates would have a significant adverse impact on the Company's profitability and cash flows.

Outlook
-------

With the discontinuation of the Telecommunications and Advanced Products Divisions, the Company is now entirely focused on its information technology and professional services business. This business has been and is expected to remain profitable with positive operating cash flows. With the positive free cash flow expected from the services business, the Company expects, over time, to be able to continue to reduce the outstanding principal amount of its bank debt.

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

* The Company's ability to manage within amounts accrued for, and to fund residual net cash expenditures required by, its discontinued operations.
* Dilution which may result from (i) sales of stock by the Company under the Equity Line Agreement, (ii) exercise of the Debenture Warrant and Equity Line Warrant, and (iii) exercise of employee and director stock options.
* The risk that the Company will not be able to sell stock under the Equity Line Agreement in the event various conditions set forth therein are not satisfied.
* Potential vulnerabilities of the Company related to the "Year 2000" computer problem.

Year 2000 Issue
---------------

The Year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1998 is represented by the number "98" in many legacy software applications. Consequently, on January 1, 2000, the year will jump back to "00", and to systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely effect the Company's business, financial condition, or results of operations.

During the fourth quarter of fiscal 1998, the Company implemented an internal Y2K compliance task force. The goal of the task force is to minimize the disruptions to the Company's business, which could result from the Y2K problem, and to minimize other liabilities which the Company might incur in connection with the Y2K problem. The task force consists of existing employees of the Company, and no new employees have been hired specifically to address the Company's internal Y2K issues.

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

The Company's financial accounting software system is an old system, which was built in the 1980's on a commercial database platform by Company employees. The Company has modified this system to be Y2K compliant, with the exception of a few small bugs which are being fixed. The system is also being tested for Y2K compliance by the vendor of the platform on which the system resides. This Company believes that this vendor is the most familiar with the computing environment in which the system operates, and that therefore, this vendor is the party best able to test the system. The Company has been advised that this testing will be completed during the quarter ending December 31, 1998. If significant deficiencies are found, the Company may have to expend significant resources to correct them, or in an extreme case, the Company may have to purchase and implement a new system on an accelerated basis. Either of those outcomes would be likely to have a material adverse affect on the Company's operating results and financial position.

The Company's human resources/payroll and purchasing systems are separate off-the-shelf commercial systems, which are certified as Y2K compliant by the vendors of the systems. The Company is also performing some internal testing of the Y2K compliance of these systems.

The Company has also initiated communications with third parties whose computer systems' functionality could impact GRCI. These communications will facilitate coordination of Y2K solutions and will permit GRCI to determine the extent to which the Company may be vulnerable to failures of third parties to address their own Y2K issues. However, as to the systems of the third parties that are linked to GRCI, in particular those of the U.S. Government, there can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

The Company is also assessing any potential Y2K-related exposure it may have with respect to software or hardware it has delivered to its customers.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. As normal business costs, these costs are generally reimbursible by the government under the Company's government contracts, under present regulations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on GRCI's overall results of operations or cash flows.

Additionally, there can be no guarantee that third parties of business importance to GRCI, in particular the U.S. Government, will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems. Because the majority of the Company's business is contracted with the U.S. Government, the failure of the U.S. Government to achieve Y2K compliance by the year 2000 would have a significant adverse effect on GRCI's business, financial position, results of operations and cash flows. Furthermore, if the Company's government customers delay other work in order to accelerate their own Y2K compliance efforts, it could have a significant adverse effect on GRCI's business, financial position and results of operations.

The Company has begun, but has not yet completed, its contingency planning with respect to the Y2K problem. The Company intends to complete its conntingency planning by July 1999.

The foregoing assessment of the impact of the Y2K problem on GRCI is based on management's best estimates at the present time, and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, and 5 are inapplicable.

Item 4 - Results of Votes of Security Holders

On November 5, 1998, the Annual Meeting of Shareholders was held. The shareholders reelected 2 current directors as follows:

          Director                 For              Withhold              Abstain         Broker Nonvotes
          --------                 ---              --------              -------         ---------------
    Frank J.A. Cilluffo         9,610,647            354,281               -0-                    -0-

    Leslie B. Disharoon         9,628,306            336,622               -0-                    -0-

The shareholders ratified the selection of Deloitte & Touche, L.L.P. as independent public accountants for the fiscal year ending June 30, 1999 as follows:

                                   For               Against             Abstain          Broker Nonvotes
                                   ---               ------              -------          ---------------

                                9,792,843            146,290            25,795                    -0-


The shareholders approved the shareholder proposal to declassify the Board of Directors as follows:

                                   For              Against             Abstain           Broker Nonvotes
                                   ---              -------             -------           ---------------

                                4,392,577           2,239,559           125,985               3,206,807

The shareholders  approved the shareholder proposal to terminate the Shareholder
Rights Plan as follows:

                                  For               Against             Abstain            Broker Nonvotes
                                  ---               ------              -------            ---------------

                                4,444,695            2,174,569          138,854               3,206,810

Item 6(a) Exhibits.
------------------

         Exhibit No.       Description
         ----------        -----------

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


                                      GRC INTERNATIONAL, INC.



                                      By: /s/ Timothy C. Halsey
                                           -------------------------------------
                                          Timothy C. Halsey
                                          Controller,
                                            (Acting) Chief Financial Officer &
                                            (Acting) Chief Accounting Officer






November 16, 1998