Form 10-Q
period 1998-12-31
GRC INTERNATIONAL INC
filed 1999-02-16
CIK 201944

18



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
Class of Common Stock                                      January 31, 1999
---------------------                                      ----------------

   $.10 par value                                         10,237,863 shares

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

                             GRC INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except for per share data)
                                   (unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                             December 31,                       December 31,
                                                     -----------------------------      ---------------------------
                                                        1998                1997          1998               1997
                                                     ---------           ---------      ---------          --------
Revenues                                               $  39,052          $ 29,705      $  75,808        $  56,870

Cost of revenues                                          32,896            24,479         63,860           46,639

Indirect costs and other costs                             3,926             4,031          7,601            7,626
                                                       ---------         ---------      ---------        ---------

Operating income                                           2,230             1,195          4,347            2,605

Interest expense, net                                       (340)             (499)          (692)          (1,027)
                                                       ---------         ---------      ---------        ---------

Income from continuing operations
   before income tax benefit                               1,890               696          3,655            1,578

Income tax benefit                                         1,210             1,331          2,475            1,585
                                                       ---------         ---------      ---------        ---------

Income from continuing operations                          3,100             2,027          6,130            3,163

Gain from discontinued operations
   (net of tax)                                              140               468            194              758
                                                      ----------        ----------      ---------        ---------

Net Income                                            $    3,240        $    2,495      $   6,324        $   3,921
                                                      ==========        ==========      =========        =========

Income per common and
   common equivalent share:

Basic
       Continuing operations                          $     0.31        $     0.21     $    0.60         $   0.32
       Discontinued operations                              0.01              0.05          0.02             0.08
                                                      ----------        ----------     ---------         --------
       Net income                                     $     0.32        $     0.26     $    0.62         $   0.40
                                                      ==========        ==========     ==========        =========

Number of shares used in EPS
   calculation                                            10,222             9,777        10,218            9,704
                                                      ==========        ==========     =========         ========
Diluted
       Continuing operations                          $     0.30        $     0.20     $     0.59        $   0.32
       Discontinued operations                              0.01              0.05           0.02            0.08
                                                      ----------        ----------     ----------        --------
       Net income                                     $     0.31        $     0.25     $     0.61        $   0.40
                                                      ==========        ==========     ==========        ========

Number of shares used in EPS
   calculation                                            10,411             9,914         10,438            9,834
                                                      ==========        ==========     ==========        =========



                         The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                               December 31,             June 30,
                                                                                   1998                   1998
                                                                               ------------             --------
                                                                                      (in thousands)
CURRENT ASSETS:

   Cash and cash equivalents                                                   $   3,012               $   3,648
   Accounts receivable, net                                                       28,888                  28,702
   Unbilled reimbursable costs and fees, net                                       5,461                   4,189
   Other receivables                                                               1,053                     893
   Prepaid expenses and other current assets                                         705                     486
   Deferred income taxes                                                           1,239                   1,239
                                                                               ---------               ---------

         Total current assets                                                     40,358                  39,157
                                                                               ---------               ---------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $12,378 and $11,069                                      8,844                   9,569
                                                                               ---------               ---------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                       2,115                   2,176
   Deferred software costs, net                                                      ---                     349
   Deferred taxes                                                                 19,157                  16,678
   Deposits and other                                                              3,340                   3,334
                                                                               ---------               ---------

         Total other assets                                                       24,612                  22,537
                                                                               ---------               ---------

TOTAL ASSETS                                                                   $  73,814               $  71,263
                                                                               =========               =========













                           The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                            December 31,               June 30,
                                                                                1998                     1998
                                                                            ------------               --------
                                                                                        (in thousands)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $       12               $     975
   Accounts payable                                                                2,664                   3,897
   Accrued compensation and benefits                                              11,957                  13,268
   Accrued expenses and other current liabilities                                  2,731                   1,944
   Net liabilities of discontinued operations                                        417                     297
                                                                              ----------               ---------
         Total current liabilities                                                17,781                  20,381
                                                                              ----------               ---------

LONG-TERM LIABILITIES:

   Long-term debt                                                                 22,023                  23,264
   Other long-term liabilities                                                       287                     258
                                                                              ----------               ---------
         Total long-term liabilities                                              22,310                  23,522
                                                                              ----------               ---------

         Total liabilities                                                        40,091                  43,903
                                                                              ----------               ---------

COMMITMENTS AND CONTINGENCIES                                                        ---                     ---

STOCKHOLDERS' EQUITY:

   Commonstock,   $.10  par  value -
       Authorized  -  30,000,000  shares
       Issued  - 10,535,491 shares
           and 10,508,791 shares                                                   1,054                   1,051
   Paid-in capital                                                                79,748                  79,712
   Accumulated deficit                                                           (43,234)                (49,558)
                                                                              ----------               ---------
                                                                                  37,568                  31,205

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                              ----------               ---------

         Total stockholders' equity                                               33,723                  27,360
                                                                              ----------               ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                $   73,814               $  71,263
                                                                              ==========               =========






                            The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                         -------------------------
                                                                                          1998               1997
                                                                                         -------            ------
                                                                                              (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                   $  6,324           $ 3,163
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                                 1,785             1,591
              Deferred income tax benefit                                                  (2,479)           (1,585)
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                              (219)           (1,549)
                 Prepaid expenses and other current assets                                 (1,618)             (782)
                 Accounts payable, accruals and
                    other current liabilities                                              (2,720)             (641)
              Other                                                                           372               (56)
                                                                                        ---------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   1,445               141
                                                                                        ---------          --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain from discontinued operations                                                        194               758
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                                 (74)           (2,265)
              Proceeds from sale of discontinued operations                                   ---               400
                                                                                        ---------          --------
NET CASH PROVIDED BY (USED IN)
   DISCONTINUED OPERATIONS                                                                    120            (1,107)
                                                                                        ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                  (999)             (620)
     Other                                                                                    ---               (55)
                                                                                        ---------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                        (999)             (675)
                                                                                        ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                                        (1,241)           (1,180)
     Bank borrowings                                                                          ---               503
     Issuance of common stock                                                                  39               (31)
                                                                                        ---------          --------
NET CASH USED IN FINANCING ACTIVITIES                                                      (1,202)             (708)
                                                                                        ---------          --------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                      (636)           (2,349)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,648             5,756
                                                                                        ---------          --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                $   3,012          $  3,407
                                                                                        =========          ========





                            The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                   -----------------
                                                                                    1998        1997
                                                                                   ------      -----
                                                                                    (in thousands)
Supplemental disclosures:

Cash paid for:

     Interest                                                                   $   822          $1,036

     Income taxes                                                               $   126          $   30

Other non-cash financing activities:

     Conversion of debenture to common stock                                    $   ---          $1,275




























                            The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 1998
                                   (unaudited)


(1) Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(2) New Accounting Pronouncements. In 1999, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has not completed its evaluation of the impact that the adoption of such statements will have on its financial statements.

(3) Debt. The Company has a $22 million revolving credit agreement and an additional $8 million available in term loan financing, on an approval basis, both at the bank's prime rate, currently 7.75%.

         Debt at December 31, 1998 and June 30, 1998 consisted of the following:

                                                         December 31, 1998               June 30, 1998
                                                         -----------------               -------------
         Revolving Credit Agreement                            $ 17,270                      $ 18,506
         Term Loans                                               4,750                         4,750
         Equipment Financing                                        ---                           961
         Other                                                       15                            22
                                                               --------                      --------

         Total Debt                                              22,035                        24,239
         Less:  Current Portion                                     ---                          (975)
                                                               --------                      --------

         Long Term Debt                                        $ 22,035                      $ 23,264
                                                               ========                      ========


(4) Income Taxes. As a result of tax losses incurred in prior periods, the Company, under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns.

         At June 30, 1998, the Company had net operating loss carryforwards of approximately $64 million available to reduce future tax liabilities. Of these, $10 million expire in 1999, $15 million expire between 2000 and 2010, $27 million expire in 2011, and $12 million expire in 2012. During the first half of fiscal 1999, the Company recognized an additional tax benefit of $2.5 million, increasing the Company's total deferred tax asset to $20.4 million.

         The Company expects the remaining tax benefit related to the net operating loss carryforwards to be recognized as income in the second half of fiscal 1999. Beginning in fiscal 2000, the Company expects to report a tax provision against income.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 and 1997
                                   (unaudited)


Business Overview
-----------------

The Company generates substantially all of its revenues from its professional services business, primarily with the U.S. Government. Its capabilities focus on information technology services provided to the Department of Defense, intelligence agencies and other Federal civilian agencies. A principal goal of the Company is to position itself as a prime contractor in all of its markets. In fiscal year 1998, the Company was awarded a large systems integration contract to assist the U.S. Army in its program to modernize its logistics support systems called the Global Combat Support Systems ("GCSS"). This program has been the primary source of revenue growth for the Company over the past year. The Company plans to pursue its goal of internal growth by pursuing other similar large programs and by continuing to grow through smaller task order awards on its already extensive customer and contract base.

Further, the Company is seeking additional growth through acquisitions. The focus is on businesses in the Company's general field of interest in U.S. Government professional services that will fit within the Company's business culture and will be complementary in terms of technology, domain knowledge and customer base, as well as add to shareholder value. At this time, the Company cannot predict its ability to identify and close on such acquisiton targets on terms that would be attractive to the Company.

The Company has also targeted improvement in its operating margins. In the past year, operating margins have improved substantially as a result of significant revenue growth and contol over growth of operating expenses. The Company will continue to pursue this objective, but cannot provide assurance of its ability to continue to improve operating margins.

At December 31, 1998, the Company's total contract backlog was $603 million, compared to $450 million at June 30, 1998. The Company includes in backlog its best estimate of revenues that it expects to generate over the term of the contracts. The increase since the end of its last fiscal year has primarily been from additional awards under the GCSS program.

Summary

The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                               Three Months Ended                        Six Months Ended
                                            -------------------------                 -----------------------
                                            12/31/98         12/31/97                 12/31/98       12/31/97
                                            --------         --------                 --------       --------
Revenues                                    $ 39,052         $ 29,705                $ 75,808       $ 56,870

Operating income                               2,230            1,195                   4,347          2,605

Interest expense, net                           (340)            (499)                   (692)        (1,027)
                                            --------         --------                --------       --------

Income from continuing operations
  before income tax benefit                    1,890              696                   3,655          1,578

Income tax benefit                             1,210            1,331                   2,475          1,585

Gain from discontinued
  operations (net of tax)                        140              468                     194            758
                                            --------         --------                --------       --------

Net income                                  $  3,240        $   2,495                $  6,324       $  3,921
                                            =========        =========               =========      =========

Results of Operations - Three Months Ended December 31, 1998 and 1997
---------------------------------------------------------------------

Revenues
--------

Revenues for the second quarter of fiscal 1999 increased 31.5% to $39.1 million from $29.7 million for the same quarter in fiscal 1998. The revenue increase of $9.4 million during the second quarter of fiscal 1999 is primarily the result of increased U.S. Government contract awards and additional subcontract revenue, with 76% of the revenue growth from the GCSS program.

Cost of Revenues
----------------

Cost of revenues for the second quarter of fiscal 1999 increased 34.4% to $32.9 million, or 84.2% of revenues, from $24.5 million, or 82.4% of revenues, for the same quarter in fiscal 1998. The cost of revenue increase of $8.4 million is a direct result of the increase in revenues.

The increase in cost of revenues as a percent of revenues is the result of significant increases in direct subcontract costs.

Indirect Expenses and Other Costs
---------------------------------

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the second quarter of fiscal 1999 decreased 2.6% to $3.9 million, or 10.1% of revenues, from $4.0 million, or 13.6% of revenues, for the same quarter in fiscal 1998. The relatively flat level of indirect expenses during this period of revenue growth reflects the Company's ability to efficiently leverage its existing infrastructure to support increased business volume.

Operating income for the second quarter of fiscal 1999 increased 86.6% to $2.2 million, or 5.7% of revenues, from $1.2 million, or 4.0% of revenues, for the same quarter of fiscal 1998. The income increase of approximately $1.0 million is the result of increased revenues, control over operating expenses, and a $150 thousand favorable profit adjustment related to settlement of an incurred cost audit completed in the second quarter of fiscal 1999.

Net Interest Expense
--------------------

Net interest expense for the second quarter of fiscal 1999 decreased 31.9% to $340 thousand, or 0.9% of revenues, from $499 thousand, or 1.7% of revenues, for the second quarter of fiscal 1998. This decrease of $159 thousand reflects a reduction in debt and lower interest rates.

Income Tax Benefit
------------------

The tax benefit recognized in the second quarter of fiscal 1999 was $1.2 million. This tax benefit was the result of changes in the estimate of the ultimate recovery of the Company's net operating loss carryforwards. See Note 4 to the Financial Statements.

Income from Continuing Operations
---------------------------------

Income from continuing operations for the second quarter of fiscal 1999 increased 52.9% to $3.1 million, or 7.9% of revenues, from $2.0 million, or 6.8% of revenues, for the second quarter of fiscal 1998. The $1.1 million increase in income from continuing operations is the result of the increased revenues, control over operating expenses, and the favorable incurred cost audit adjustment noted above.

Discontinued Operations
-----------------------

Income from discontinued operations for the second quarter of fiscal 1999 net of tax was $140 thousand, compared to $468 thousand during the same quarter of fiscal 1998. The income from discontinued operations during the second quarter of fiscal 1999 consisted of royalties from the Vindicator and OSU businesses.


Results of Operations - Six Months Ended December 31, 1998 and 1997
-------------------------------------------------------------------

Revenues
--------

Revenues for the first half of fiscal 1999 increased 33.3% to $75.8 million from $56.9 million for the same period in fiscal 1998. The revenue increase of $18.9 during the first half of fiscal 1999 is primarily the result of additional U.S. Government contract awards and additional subcontract revenues, with 63% of the revenue growth from the GCSS program.

Cost of Revenues
----------------

Cost of revenues for the first half of fiscal 1999 increased 36.9% to $63.9 million, or 84.2% of revenues, from $46.6 million, or 82.0% of revenues, for the same period in fiscal 1998. The cost of revenue increase of $17.2 million is directly related to the increase in revenues during the same period. The increase in cost of revenues as a percent of revenues is the result of significant increases in direct subcontract costs.

Indirect Expenses and Other Expenses
------------------------------------

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the first half of fiscal 1999 of $7.6 million decreased slightly from the level in the first half of fiscal 1998, but as a percent of revenues declined substantially to 10.0%, compared to 13.4% in the same period last year. This was the result of controlling indirect expenses while revenues rose significantly.

Operating income for the first half of fiscal 1999 increased 66.9% to $4.3 million, or 5.7% of revenues, from $2.6 million, or 4.6% of revenues, for the same period of fiscal 1998. The increase in operating income of approximately $1.7 million is the result of the increase in revenues, control over operating expenses, and $380 thousand of royalty income in the first quarter of fiscal 1999 and the favorable incurred cost audit adjustment of $150 thousand in the second quarter of fiscal 1999.

Net Interest Expense
--------------------

Net interest expense for the first half of fiscal 1999 decreased 32.6% to $692 thousand, or 0.9% of revenues, from $1.0 million, or 1.8% of revenues, for the same period of fiscal 1998. The decrease in net interest expense of approximately $335 thousand reflects a reduction in debt and lower interest rates.

Income Tax Benefit
------------------

The tax benefit recognized in the first half of fiscal 1999 was $2.5 million. This tax benefit was the result of changes in the estimate of the ultimate recovery of the Company's net operating loss carryforwards. See Note 4 to the Financial Statements.

Income from Continuing Operations
---------------------------------

Income from  continuing  operations  for the first half of fiscal 1999 increased
93.8% to $6.1 million, or 8.1% of revenues, from $3.2 million, or 5.6% of revenues, for the same period of fiscal 1998. The $3.0 million increase in income from continuing operations is primarily a result of the increased revenues over the same periods.

Discontinued Operations
-----------------------

Income from discontinued operations for the first half of fiscal 1999, net of tax, was $194 thousand, compared to income of $758 thousand during the same period of fiscal 1998. The income from discontinued operations during the first half of fiscal 1999 consisted of royalties from the Vindicator and OSU businesses. The higher income in the prior period was attributable to the favorable resolution of various liabilities associated with discontinued operations.

Liquidity and Capital Resources
-------------------------------

The Company had $3.0 million in cash and cash equivalents at December 31, 1998, compared to $3.6 million at June 30, 1998.

Net cash provided by operations amounted to $1.4 million during the first half of fiscal 1999, compared to cash provided by operations of $141 thousand for the first half of fiscal 1998. The increased operating cash flow was the result of higher net earnings, partially offset by growth in working capital to support the Company's larger revenue base. Net cash provided by discontinued operations amounted to $120 thousand during the first half of fiscal 1999, compared to $1.1 million used during the same period of fiscal year 1998. Capital expenditures during the first half of fiscal 1999 increased to $1.0 million, compared to $.6 million during the same period for fiscal year 1998 to support the Company's growing business base. The cash flow allowed the Company to pay down its debt by $1.2 million in the first half of fiscal 1999.

The Company believes that its cash flow from operations, combined with the remaining borrowing capacity available under its line of credit, are sufficient to meet its funding needs. Further, the tax net operating loss carryforwards available to the Company are available to substantially eliminate income taxes that would otherwise be payable on future income, which will enhance future operating cash flows.


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


Year 2000 Issue
---------------

The Year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1998 is represented by the number "98" in many legacy software applications. Consequently, on January 1, 2000, the year will jump back to "00", and to systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems)
and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely effect the Company's business, financial condition, cash flows or results of operations.

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

The Company's financial accounting software system is an old system, which was built in the 1980's on a commercial database platform by Company employees. The Company has modified this system to be Y2K compliant, with the exception of a few small bugs which are being fixed. The system has also been tested for Y2K compliance by the vendor of the platform on which the system resides, and the vendor has concluded that the Y2K compliance risks associated with the system are insignificant.

The Company's management systems, such as human resources/payroll, purchasing, and classified document control, are separate off-the-shelf commercial systems, which are certified as Y2K compliant by the vendors of the systems. The Company is also performing some internal testing of the Y2K compliance of these systems.

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

The Company has begun, but has not yet completed, its contingency planning with respect to the Y2K problem. The Company intends to complete its contingency planning by July 1999.

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


                                      GRC INTERNATIONAL, INC.



                                      By: /s/ James P. Allen
                                          -------------------------------------
                                          James P. Allen
                                          Senior Vice President, Chief Financial
                                           Officer and Treasurer






February 16, 1999