Form 10-Q
period 1999-03-31
GRC INTERNATIONAL INC
filed 1999-05-17
CIK 201944

18



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
Class of Common Stock                                         April 30, 1999
---------------------                                         --------------

    $.10 par value                                          10,245,571 shares

                                    CONTENTS


Forward-Looking Statements

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Form 10-Q captioned "Management's Discussion and Analysis". The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the Company's Form 10-K Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company subsequent to this Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

A.    FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Income                         3

      Condensed Consolidated Balance Sheets                               4

      Condensed Consolidated Statements of Cash Flows                     6

      Notes to Condensed Consolidated Financial Statements                8


B.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10


C.    PART II - OTHER INFORMATION                                        17

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

           It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                             GRC INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                          March 31,
                                                     ---------------------------        ---------------------------
                                                        1999              1998            1999              1998
                                                     ---------         ---------        ---------       -----------
Revenues                                               $  42,117         $  35,307      $ 117,925        $  92,177

Cost of revenues                                          35,539            29,547         99,399           76,186

Indirect costs and other costs                             4,331             4,280         11,932           11,906
                                                       ---------         ---------      ---------        ---------

Operating income                                           2,247             1,480          6,594            4,085

Interest expense, net                                       (276)             (425)          (968)          (1,452)
                                                       ---------         ---------      ---------        ---------

Income from continuing operations
   before income taxes                                     1,971             1,055          5,626            2,633

Income tax benefit (provision)                              (681)            2,493          1,794            4,078
                                                       ---------         ---------      ---------        ---------

Income from continuing operations                          1,290             3,548          7,420            6,711

Gain from discontinued operations
   (net of tax)                                               26               ---            220              758
                                                       ---------         ---------     ----------        ---------

Net Income                                             $   1,316         $   3,548     $    7,640        $   7,469
                                                       =========         =========     ==========        =========

Income per common and
   potential common share:

Basic
       Continuing operations                           $    0.13         $    0.36     $     0.73       $     0.69
       Discontinued operations                               ---               ---           0.02             0.08
                                                       ---------         ---------     ----------       ----------
       Net income                                      $    0.13         $    0.36     $     0.75       $     0.77
                                                       =========         =========     ==========       ==========

Number of shares used in EPS
   calculation                                            10,238             9,803         10,225            9,737
                                                       =========         =========     ==========       ==========
Diluted
       Continuing operations                           $    0.12         $    0.35     $     0.71       $     0.68
       Discontinued operations                               ---               ---           0.02             0.07
                                                       ---------         ---------     ----------       ----------
       Net income                                      $    0.12         $    0.35     $     0.73       $     0.75
                                                       =========         =========     ==========       ==========

Number of shares used in EPS
   calculation                                            10,531            10,266         10,468           10,260
                                                       =========         =========     ==========       ==========

        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                 March 31,              June 30,
                                                                                   1999                   1998
                                                                             ---------------         -------------
                                                                                         (in thousands)
CURRENT ASSETS:

   Cash and cash equivalents                                                    $  2,890               $   3,648
   Accounts receivable, net                                                       33,900                  28,702
   Unbilled reimbursable costs and fees, net                                       5,618                   4,189
   Other receivables                                                               3,113                     893
   Prepaid expenses and other current assets                                         256                     486
   Deferred income taxes                                                           1,239                   1,239
                                                                                --------                --------

         Total current assets                                                     47,016                  39,157
                                                                                --------                --------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $12,908 and $11,069                                      8,636                   9,569
                                                                                --------                --------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                       2,038                   2,176
   Deferred software costs, net                                                      ---                     349
   Deferred taxes                                                                 21,885                  16,678
   Deposits and other                                                              1,544                   3,334
                                                                                --------                --------

         Total other assets                                                       25,467                  22,537
                                                                                --------                --------

TOTAL ASSETS                                                                    $ 81,119                $ 71,263
                                                                                ========                ========













        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                               March 31,               June 30,
                                                                                 1999                    1998
                                                                              ----------               --------
                                                                                      (in thousands)
CURRENT LIABILITIES:

   Current maturities of long-term debt                                       $       11               $     975
   Accounts payable                                                                4,501                   3,897
   Accrued compensation and benefits                                              13,015                  13,268
   Accrued expenses and other current liabilities                                  3,639                   1,944
   Net liabilities of discontinued operations                                        224                     297
                                                                              ----------               ---------
         Total current liabilities                                                21,390                  20,381
                                                                              ----------               ---------

LONG-TERM LIABILITIES:

   Long-term debt                                                                 21,264                  23,264
   Other long-term liabilities                                                       145                     258
                                                                              ----------               ---------
         Total long-term liabilities                                              21,409                  23,522
                                                                              ----------               ---------

COMMITMENTS AND CONTINGENCIES:                                                       ---                     ---

STOCKHOLDERS' EQUITY:

   Commonstock,   $.10  par  value -
       Authorized  -  30,000,000  shares
       Issued  -  10,538,187 shares
           and 10,508,791 shares                                                   1,054                   1,051
   Paid-in capital                                                                83,029                  79,712
   Accumulated deficit                                                           (41,918)                (49,558)
                                                                              ----------               ---------
                                                                                  42,165                  31,205

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                              ---------                --------

         Total stockholders' equity                                               38,320                  27,360
                                                                              ----------               ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   81,119               $  71,263
                                                                              ==========               =========






        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                           1999             1998
                                                                                           ----             ----
                                                                                              (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                   $  7,640           $ 6,711
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                                 2,107             2,384
              Deferred income tax benefit                                                  (1,782)           (4,112)
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                            (6,627)             (722)
                 Prepaid expenses and other current assets                                    (90)             (413)
                 Accounts payable, accruals and
                    other current liabilities                                               2,046               106
              Other                                                                           126                (6)
                                                                                        ---------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,420             3,948
                                                                                        ---------          --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain from discontinued operations                                                        220               758
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                                (293)           (4,318)
              Proceeds from sale of discontinued operations                                   ---               400
                                                                                       ----------         ---------
NET CASH USED IN DISCONTINUED OPERATIONS                                                      (73)           (3,160)
                                                                                       ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                (1,036)           (1,017)
     Other                                                                                    ---                17
                                                                                       ----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                      (1,036)           (1,000)
                                                                                       ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt and capital lease obligations                              (2,964)           (4,984)
     Bank borrowings                                                                          ---               503
     Issuance of common stock                                                                (105)              (95)
                                                                                        ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                                      (3,069)           (4,576)
                                                                                        ---------         ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                      (758)           (4,788)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,648             5,756
                                                                                        ---------         ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                $   2,890         $     968
                                                                                        =========         =========





        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                 1999              1998
                                                                                -------           -------
                                                                                     (in thousands)
Supplemental disclosures:

Cash paid for:

     Interest                                                                    $1,165          $1,578

     Income taxes                                                                $   41          $   37

Other non-cash financing activities:

     Conversion of debenture to common stock                                     $  ---          $1,375























        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                   (unaudited)


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

(2) New Accounting Pronouncements. In 1999, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has not historically engaged in transactions giving rise to other comprehensive income, therefore management does not expect adoption of SFAS 130 to have a material impact on its financial statements. Management believes that adoption of SFAS 131 will have no material impact on the Company's financial statements.

(3) Debt. The Company maintains a $22 million revolving credit agreement and an additional $8 million available in term loan financing, on an approval basis, both at the bank's prime rate, currently 7.75%.

         Debt at March 31, 1999 and June 30, 1998 consisted of the following:

                                                         March 31, 1999         June 30, 1998
                                                         --------------         -------------
         Revolving Credit Agreement                            $ 16,514           $ 18,506
         Term Loans                                               4,750              4,750
         Equipment Financing                                        ---                961
         Other                                                       11                 22
                                                               --------           --------

         Total Debt                                              21,275             24,239
         Less:  Current Portion                                     (11)              (975)
                                                               --------           --------

         Long Term Debt                                        $ 21,264           $ 23,264
                                                               ========           ========

(4) Income Taxes. The Company entered fiscal 1999 with $64 million of tax net operating loss carryforwards. Of these, $9 million expire in 1999, $15 million expire between 2000 and 2010, $26 million expire in 2011, and $14 million expire in 2012.

         Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires the Company to recognize the value of these tax loss carryforwards when it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. A significant portion of this tax benefit was recognized in prior years, resulting in a net deferred tax asset of $17.9 million at June 30, 1998.

         In the first nine months of fiscal 1999, the Company recognized the remaining benefit of the tax net operating loss carryforwards. The recognition of this tax benefit resulted in the recording of a net tax benefit in the income statement in the first six months of fiscal 1999 of $5.3 million. The remaining net operating loss benefit of $3.5 million was recognized in the quarter ending March 31, 1999. Of this amount, $79 thousand was included in the tax provision in the third quarter. The remainder was related to the portion of the tax net operating loss carryforwards which resulted from the tax deductions allowed the Company for the appreciation in non-qualified stock options exercised in prior years. This portion of the tax benefit, $3.425 million, has been recorded as a direct credit to paid-in capital in stockholder's equity.

         The cumulative benefit of the tax net operating loss carryforwards is now reflected in the Company's net deferred tax asset accounts, which total $23.1 million at March 31, 1999. These benefits will allow the company to offset most of its income tax liabilities over the next several years.

         With the final recognition of the tax net operating loss benefits, the Company expects to report a normal tax provision going forward.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 and 1998


Business Overview
-----------------

The Company generates substantially all of its revenues from its professional services business, primarily with the U.S. Government. Its capabilities focus on information technology services provided to the Department of Defense, intelligence agencies and other Federal civilian agencies. A principal goal of the Company is to position itself as a prime contractor in all of its markets. In fiscal year 1998, the Company was awarded a large systems integration contract to assist the U.S. Army in its program to modernize its logistics support systems called the Global Combat Support Systems ("GCSS"). This program has been the largest source of revenue growth for the Company over the past year. The Company plans to pursue its goal of internal growth by pursuing other similar large programs and by continuing to grow through smaller task order awards on its already extensive customer and contract base.

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

At March 31, 1999, the Company's total contract backlog was $587 million, compared to $450 million at June 30, 1998. The Company includes in backlog its best estimate of revenues that it expects to generate over the term of the contracts. The increase since the end of its last fiscal year has primarily been from additional awards under the GCSS program.

Summary
-------

The revenues and operating income and interest expense of the Company are presented for the periods indicated:

                                               Three Months Ended                       Nine Months Ended
                                            -------------------------                -----------------------
                                            3/31/99           3/31/98                3/31/99         3/31/98
                                            -------           -------                -------         -------
Revenues                                    $ 42,117         $ 35,307               $ 117,925       $ 92,177

Operating income                               2,247            1,480                   6,594          4,085

Interest expense, net                           (276)            (425)                   (968)        (1,452)
                                            --------         --------               ---------       --------

Income from continuing operations
  before income taxes                          1,971            1,055                   5,626          2,633

Income tax benefit (provision)                  (681)           2,493                   1,794          4,078

Gain from discontinued
  operations (net of tax)                         26              ---                     220            758
                                           ---------        ---------               ---------      ---------

Net income                                 $   1,316        $   3,548               $   7,640      $   7,469
                                           =========        =========               =========      =========


Results of Operations - Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------------

Revenues
--------

Revenues for the third quarter of fiscal 1999 increased 19.3% to $42.1 million from $35.3 million for the same quarter in fiscal 1998. The revenue increase of $6.8 million during the third quarter of fiscal 1999 is primarily the result of increased U.S. Government contract awards and additional subcontract revenue, with 51% of the revenue growth being derived from the GCSS program.

Cost of Revenues
----------------

Cost of revenues for the third quarter of fiscal 1999 increased 20.3% to $35.5 million, or 84.4% of revenues, from $29.5 million, or 83.7% of revenues, for the same quarter in fiscal 1998. The cost of revenue increase of $6.0 million is a direct result of the increase in revenues. The increase in cost of revenues as a percent of revenues is the result of significant increases in direct subcontract costs.

Indirect Expenses and Operating Income
--------------------------------------

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the third quarter of fiscal 1999 remained at $4.3 million, just 1.2% above the third quarter 1998. Indirect expenses as a percentage of revenue were 10.3% for third quarter 1999, compared to 12.1% for third quarter 1998. The flat level of indirect expenses during this period of revenue growth reflects the Company's ability to efficiently leverage its existing infrastructure to support increased business volume.

Operating income for the third quarter of fiscal 1999 increased 51.8% to $2.2 million, or 5.3% of revenues, from $1.5 million, or 4.2% of revenues, for the same quarter of fiscal 1998. The income increase of approximately $767 thousand is the result of increased revenues and control over operating expenses.

Net Interest Expense
--------------------

Net interest expense for the third quarter of fiscal 1999 decreased 35.1% to $276 thousand, or 0.7% of revenues, from $425 thousand, or 1.2% of revenues, for the third quarter of fiscal 1998. This decrease of $149 thousand reflects a reduction in debt and lower interest rates.

Net Income Tax Provision
------------------------

The net tax provision recognized in the third quarter of fiscal 1999 was 34.6% of pretax income. The tax rate reflects a $79 thousand benefit related to the recognition of tax benefits for prior year tax net operating loss carryforwards. See Note 4 to the Financial Statements.

Income from Continuing Operations
---------------------------------

Income from continuing operations for the third quarter of fiscal 1999 decreased 63.6% to $1.3 million, or 3.1% of revenues, from $3.5 million, or 10.0% of revenues, for the third quarter of fiscal 1998. The $2.3 million decrease in income from continuing operations is the result of the swing from a tax benefit in fiscal 1998 to a tax provision in fiscal 1999, which more than offset the large gain in pretax income.


Results of Operations - Nine Months Ended March 31, 1999 and 1998
-----------------------------------------------------------------

Revenues
--------

Revenues for the first three quarters of fiscal 1999 increased 27.9% to $117.9 million from $92.2 million for the same period in fiscal 1998. The revenue increase of $25.7 during the first three quarters of fiscal 1999 is primarily the result of additional U.S. Government contract awards and additional subcontract revenues, with 54% of the revenue growth being derived from the GCSS program.

Cost of Revenues
----------------

Cost of revenues for the first three quarters of fiscal 1999 increased 30.5% to $99.4 million, or 84.3% of revenues, from $76.2 million, or 82.7% of revenues, for the same period in fiscal 1998. The cost of revenue increase of $23.2 million is directly related to the increase in revenues during the same period. The increase in cost of revenues as a percent of revenues is the result of significant increases in direct subcontract costs.

Indirect Expenses and Operating Income
--------------------------------------

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the first three quarters of fiscal 1999 was unchanged from the $11.9 for the first three quarters of fiscal 1998. As a percent of revenues, indirect expenses declined substantially to 10.1%, compared to 12.9% in the same period last year. This was the result of controlling indirect expenses while revenues rose significantly.

Operating income for the first three quarters of fiscal 1999 increased 61.4% to $6.6 million, or 5.6% of revenues, from $4.1 million, or 4.4% of revenues, for the same period of fiscal 1998. The increase in operating income of approximately $2.5 million is the result of the increase in revenues, control over operating expenses, $380 thousand of royalty income in the first quarter of fiscal 1999 and the favorable incurred cost audit adjustment of $150 thousand in the second quarter of fiscal 1999.

Net Interest Expense
--------------------

Net interest expense for the first three quarters of fiscal 1999 decreased 33.3% to $968 thousand, or 0.8% of revenues, from $1.5 million, or 1.6% of revenues, for the same period of fiscal 1998. The decrease in net interest expense of approximately $484 thousand reflects a reduction in debt and lower interest rates.

Income Tax Benefit
------------------

The tax benefit recognized in the income statement in the first nine months of fiscal 1999 was $1.8 million. This tax benefit was the result of the change in the estimate of the ultimate recovery of the Company's net operating loss carryforwards. See Note 4 to the Financial Statements. Since the benefits of the net operating loss carryforwards have been fully recognized, the Company expects to record a normal tax provision rate against pretax income going forward of approximately 37% to 40%.

Income from Continuing Operations
---------------------------------

Income from continuing operations for the first three quarters of fiscal 1999 increased 10.6% to $7.4 million, or 6.3% of revenues, from $6.7 million, or 7.3% of revenues, for the same period of fiscal 1998. The $709 thousand increase in income from continuing operations is a result of the significant improvements in revenues and operating margins, partially offset by the decline in tax benefits between the periods.

Discontinued Operations
-----------------------

Income from discontinued operations for the first three quarters of fiscal 1999, net of tax, was $220 thousand, compared to income of $758 thousand during the same period of fiscal 1998. The income from discontinued operations during the first three quarters of fiscal 1999 consisted of royalties from the Vindicator and OSU businesses. The higher income in the prior period was attributable to the favorable resolution of various liabilities associated with discontinued operations.

Liquidity and Capital Resources
-------------------------------

The Company had $2.9 million in cash and cash equivalents at March 31, 1999, compared to $3.6 million at June 30, 1998.

Net cash provided by operations amounted to $3.4 million during the first three quarters of fiscal 1999, compared to cash provided by operations of $3.9 million for the first three quarters of fiscal 1998. The decreased operating cash flow was the result of growth in working capital to support the Company's larger revenue base, partially offset by higher net earnings. Net cash used in discontinued operations amounted to $73 thousand during the first three quarters of fiscal 1999, compared to $3.2 million used during the same period of fiscal year 1998. Capital expenditures during the first three quarters of fiscal 1999 were unchanged from the same period of fiscal 1998 at $1.0 million. The cash flow allowed the Company to pay down its debt by $3.1 million in the first three quarters of fiscal 1999.

The Company believes that its cash flow from operations, combined with the remaining borrowing capacity available under its line of credit and term loan financing, are sufficient to meet its funding needs. Further, the tax net operating loss carryforwards available to the Company are available to substantially eliminate income taxes that would otherwise be payable on future income, which will enhance future operating cash flows.


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

Since 1998, the Company has been in the process of conducting a company-wide assessment of its computer systems and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company presently believes that its business-critical computer systems which are not presently Y2K-compliant will have been replaced, upgraded or modified in the normal replacement cycle prior to 2000.

The Company's financial accounting software system was built in the 1980's on a commercial database platform by Company employees. The Company has modified this system to be Y2K compliant. The system has also been tested for Y2K compliance by the vendor of the platform on which the system resides, and the vendor has concluded that the Y2K compliance risks associated with the system are insignificant.

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

During the most recent quarter, the Company completed its preliminary Y2K contingency plan. The Company expects to modify this plan periodically prior to January 1, 2000 as additional information is received. The Company believes there are two significant areas of potential risk to its financial position as a result of the Y2K issue. The first significant area of risk is the result of the Company's dependence on the ability of the U.S. Government to meet its obligation to pay all invoices in a timely manner. The Company has in place a revolving credit line that will accommodate minor Y2K-related delays in payment from the U.S. Government paying office. However, an extended delay in receiving payment from the U.S. Government could result in a negative effect to GRCI's financial position. The second significant area of risk is the delivery of public utilities to its facilities. The Company has developed plans to accommodate minor interruptions in these services, but will be unable to avoid negative financial impact should such interruptions be extensive.

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


                                      GRC INTERNATIONAL, INC.



                                      By: /s/ James P. Allen
                                          --------------------------------------
                                          James P. Allen
                                          Senior Vice President, Chief Financial
                                            Officer and Treasurer






May 17, 1999