Form 10-K
period 1999-06-30
GRC INTERNATIONAL INC
filed 1999-09-28
CIK 201944

UNITED STATES
                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)          Annual Report Pursuant to Section 13 or 15(d)
  [X]                   of the Securities Exchange Act of 1934
                       For Fiscal Year Ended June 30, 1999

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

                             GRC INTERNATIONAL, INC.
                            (a Delaware Corporation)
Commission                      1900 Gallows Road               I.R.S. Employer
 File No.                    Vienna, Virginia  22182          Identification No.
----------                                                    ------------------
 1-7517                          (703) 506-5000                   95-2131929

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
            Title of each class                          which registered
            -------------------                       -----------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 27, 1999, the aggregate market value of the Registrant's voting common stock held by non-affiliates was $75,463,623. As of August 27, 1999, there were 10,308,626 shares of the Registrant's $.10 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement shall be filed in accordance with the rules of the Commission within 120 days after the close of the fiscal year to which this report pertains.

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----

PART I.

Item 1.       Business                                                                                      3
Item 2.       Properties                                                                                    8
Item 3.       Legal Proceedings                                                                             8
Item 4.       Submission of Matters to a Vote of Security Holders                                           8

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                         8
Item 6.       Selected Financial Data                                                                      10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations        11
Item 8.       Financial Statements and Supplementary Data                                                  17
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         38

PART III.

Item 10.      Directors and Executive Officers of the Registrant                                           38
Item 11.      Executive Compensation                                                                       38
Item 12.      Security Ownership of Certain Beneficial Owners and Management                               38
Item 13.      Certain Relationships and Related Transactions                                               39

PART IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                              39
              Signatures                                                                                   40

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Forward Looking Statements" section of "Management's Discussion and Analysis". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.


                                     PART I

ITEM 1.         BUSINESS
                --------

         General

         GRC International, Inc. (the "Company") was organized in California in 1961. Since 1974, the Company has been a Delaware corporation. The Company is headquartered in Vienna, Virginia.

         Acquisition of Management Consulting and Research, Inc.
         -------------------------------------------------------

         The Company has a strategy to grow its business through selective acquisitions of businesses to complement its internal growth. Generally, the Company expects to acquire businesses which are closely aligned with its current base of business in professional services. In pursuit of the strategy the Company, on September 2, 1999, acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). MCR is a company that generates approximately $30 million in annual revenues in professional services to the U.S. Government. MCR provides budget analysis, cost estimating and program management services primarily to the U.S. Government, with its largest customer being the U.S. Air Force. MCR has been in business for 22 years and currently employs 270 people. MCR will be operated as a wholly owned subsidiary of the Company from the date of acquisition.

         Discontinued Operations
         -----------------------

         On February 28, 1997, the Company committed itself to a formal plan of disposition for two of its business segments, its Telecommunications and Advanced Products Divisions. By January 1998, the Company had sold the businesses comprising those Divisions.

            Description of the Business
            ---------------------------

            The Company provides a broad range of professional services to the U.S. Government (96% of revenues) and information technology services to commercial clients (4% of revenues). The Company's U.S. Government business is primarily with the Department of Defense ("DoD") and its instrumentalities. Approximately 17% of the business is performed under classified contracts which require special security clearances of employees.

            Almost all of the Company's revenues have been generated from the Company's professional services business. The Company's capabilities focus on information technology consulting services provided primarily to the U.S.
Government, but has recently expanded those service offerings to commercial clients. Commercial sales now represent about 4% of total Company revenues. For further financial information regarding these business segments see Note 12 to the consolidated Financial Statements.

         The areas of expertise encompassed by these services include: software and system engineering; business decision support systems; analytical modeling and simulation; database design and implementation; legacy migration engineering; network design and integration; systems integration; post deployment software support; operational support and management; virtual manufacturing consulting; communications engineering; and test and evaluation; among others.

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

         In 1997, the Company won a systems integration contract to modernize the U.S. Army's retail logistics system. The contract is currently in the development phase, which is expected to last approximately three more years at which time additional operations and maintenance support efforts may be available to the Company. This project is the largest source of revenue to the Company generating revenues of $27.4 million in 1999, or 16% of total revenues. No other individual project represents more that 10% of the Company's revenues.

         For its commercial customers the Company performs information technology consulting services of a similar nature to those services supplied to its U.S. Government clients in software and website development, systems integration and independent system testing. Most of the commercial business is
conducted   under   contracts  with  fixed  hourly
billing rates. The skill requirements for the business are similar to those used in the Government business, except that in the commercial business the Company relies more heavily on temporary contract labor. Clients of this business include the National Association of Securities Dealers, the George Washington University and Lucent Technologies.

         Contracts
         ---------

         Government contract revenues from professional and technical services, either as prime contractor or subcontractor, represented approximately 96%, 98%, and 95% of the Company's total revenues for fiscal years ended June 30, 1999, 1998, and 1997, respectively. The Company's government contracts generally fall into one of three categories: (1) cost reimbursable, (2) fixed price, or (3) time and materials. Under a cost reimbursable contract, the government reimburses the Company for its allowable costs and expenses, and pays a fee which is either fixed in amount or awarded based on performance. Under a fixed price contract, the government pays an agreed upon price for the Company's services or products, and the Company bears the risk that increased or unexpected costs may reduce its profits or cause it to incur a loss. Conversely, to the extent the Company incurs actual costs below anticipated costs on these contracts, the Company could realize greater profits. Under a time and materials contract, the government pays the Company a fixed hourly rate intended to cover salary costs and related indirect expenses plus a certain profit margin. The Company has also received significant orders that are of the fixed price level of effort type. This contract type most closely resembles the time and materials contract in that it often calls for delivery of specified hours of various labor categories, rather than project completion which is typical of fixed price contracts. For fiscal years 1999, 1998, and 1997, approximately 34%, 49%, and 60%, respectively, of the Company's professional and technical services revenues were from cost reimbursable contracts, while approximately 66%, 51%, and 40%, respectively, were fixed price or time and materials type contracts, with fixed price delivery contracts constituting approximately 5% of the total in each year.

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

         Contracts are often awarded for periods of more than one year, with five years being a common period of performance for a contract. Usually work on the contracts is funded for periods of one year or less.

         At June 30, 1999, the Company had a total contract backlog amounting to $569 million, compared to $450 million at June 30, 1998. For this purpose, total contract backlog reflects an estimate of the amount of revenues that the Company expects to generate on each contract. This estimate generally assumes that all government contract options for services in succeeding years will be exercised and funded. The estimate of future revenues included in total backlog is inherently subject to significant risk of error due to a number of factors including the continuation and funding of current programs, changes in the clients needs and the Company's ability to fill those needs. Funded contract backlog at June 30, 1999, amounted to $68 million, compared to $58 million at June 30, 1998. Funded contract backlog represents the portion of total contract backlog for which contract awards have been made and funded. Most of the funded contract backlog is deliverable within the next year as well as a portion of the unfunded backlog included in total contract backlog.

         Marketing and Competition
         -------------------------

         Competition for professional services business with the U.S. Government is fierce. Companies compete on the basis of technical skills, management, past performance and price. Prior experience with a client and functional knowledge of his work requirements are critical factors in many awards. Many of the Company's services develop into long-term relationships with clients that can span a period of ten years or more. In the Company's classified business areas, these client relationships, and the security clearances which are required to perform the work, are particularly important in the competition for follow-on business.

         The Company markets it professional services along several fronts. The Company is able to secure a substantial portion of its revenues through follow-on task orders from existing clients, based primarily on the quality of current work performed, with little or no direct competition after the initial contract is awarded. This requires a continual focus on high quality service to clients and attention by the Company's line management to secure follow-on tasks. In addition, the Company maintains a central business development activity to identify, track and bid on larger competitive contracts that represent the primary source of growth to the Company. There is significant competition for these contracts, with emphasis on the quality of the proposed technical solution, past performance and price. The effort to prepare for and bid these programs often spans a year or more, and may cost hundreds of thousands of dollars to pursue an individual opportunity.

         In recent years the U.S. Government has used a number of different types of contract vehicles to procure professional services. Specifically, government-wide contract vehicles have been awarded which allow contractors to sell services to a wide range of customers. The use of these contract vehicles has introduced a requirement to market at two levels; first to compete for and win the contract and second to bid and win task orders under the contract. The effect of the use of these contract vehicles has been to open up more new customers to the Company, but at the expense of increased marketing costs. The contract vehicle used most by the Company is the Federal Supply Services contract

(the GSA Schedule) which is used to perform work with a number of clients. The previously discussed GCSS Army project is performed under a Basic Purchasing Agreement (BPA) on the GSA Schedule. Total revenues generated from task orders under this contract vehicle in 1999 were $62.8 million.

         It is a challenge to the Company to continually modify its marketing approach to meet the changing procurement environment in its U.S. Government marketplace.

         The Company encounters substantial competition in the professional and technical service area from a large number of entities, some of which are significantly larger than the Company in size and financial resources. The management of the Company believes that it has a relatively small percentage of the total market. Competition comes principally from other companies and certain non-profit organizations engaged in similar aspects of research and analysis. The field of competitors is a complex one in which any company may be viewed as a competitor, customer or teammate on any one opportunity. Some of the larger competitors are Lockheed Martin, Litton Industries, TRW, Computer Sciences, SAIC, Nichols Research and CACI. There are also many smaller competitors in the market place, most of them privately-owned.

         Seasonality of the Business
         ---------------------------

         The Company's business does not have strong seasonal trends, though revenues are generally lower during the first six months of the fiscal year (July 1-December 31) due to the concentration of holidays and vacation time which reduce the available direct contract labor of the Company's workforce. Revenues can also change significantly period-to-period as a result of the start-up or wind-down of significant contracts.

         Research and Development
         ------------------------

         The Company's business is not heavily dependent on expenditures for research and development. Company-sponsored research and development costs were $220,000, $308,000 and $476,000 in 1999, 1998 and 1997, respectively.

         Patents, Trademarks, Licenses, Copyrights
         -----------------------------------------

         The  Company  has  a  number  of  patents,   trademarks  and  trademark
applications, none of which is material to the operations of the Company.

         Employees
         ---------

         As of June 30, 1999, the Company employed 1,109 people. Effective with the acquisition of MCR on September 2, 1999 the Company added approximately 270 more employees. None of the Company's employees are under collective bargaining agreements.

 ITEM 2. PROPERTIES
         ----------

         All of the Company's operations are conducted in leased facilities. The Company has approximately 32 offices in leased facilities within the United States comprising approximately 319 thousand square feet. The minimum annual rentals under non-cancelable operating leases are approximately $6.8 million. The terms of Company leases range from monthly tenancies to multi-year leases, and many of these leases may be renewed for additional periods at the option of the Company. Major leased facilities are at locations in Virginia and California. The Company believes that its facilities are adequate for its purposes. The company currently owns no real property, but has the option to buy a 3-acre parcel in California at a nominal price.

ITEM 3.         LEGAL PROCEEDINGS
                -----------------

         The Company is involved in a number of legal proceedings arising in the normal course of its business, none of which, individually or in aggregate, are, in the opinion of management, material to the operations of the Company or are likely to have a material adverse impact on the Company's liquidity or financial condition.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

                No matter was submitted to a vote of holders of the Company's stock in the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.      MARKET FOR  REGISTRANT'S  COMMON  STOCK AND RELATED  STOCKHOLDER
             ----------------------------------------------------------------
             MATTERS
             -------

         Stock Prices and Dividends
         --------------------------

         The Company's common stock is traded on the New York and Pacific Stock Exchanges. As of September 3, 1999, there were 1,250 holders of record of the Company's common stock. Stock price information by quarter is presented in the following table:

                                             Fiscal Year
           Market             ---------------------------------------------
           Price                     1999                       1998
         --------            -------------------         -----------------
                             High            Low         High          Low
                             ----            ---         ----          ---

         1st Quarter         11.38          4.63         8.13         4.94
         2nd Quarter          7.50          3.88         8.38         5.13
         3rd Quarter          8.19          5.94         7.00         5.56
         4th Quarter          8.50          6.50        11.25         4.94

         On September 3, 1999, the closing price of the Company's common stock was $9.31.

         The Company did not declare or pay any dividend with respect to its common stock during any of the years included in the financial data, and the Board of Directors does not presently intend to commence the payment of such dividends. See Note 8 to the Consolidated Financial Statements for a discussion of the Company's Shareholder Rights Plan under which a dividend of one common stock purchase right is automatically issued for each share of the Company's common stock.


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

         On September 2, 1999, the Company completed its acquisition of Management Consulting & Research, Inc. ("MCR"). As part of the purchase price the Company issued 2,000,000 shares of common stock to Dr. Gerald R. McNichols, principal shareholder of MCR. The offering was exempt from registration under
Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

         From July 1, 1999 through September 24, 1999, the Company contributed 9,339 shares of Common Stock to participants in its 401(k) profit sharing plan. The offering was not subject to registration under the Securities Act because it did not involve an offer or sale of a security.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

FOR THE YEAR ENDED JUNE 30, ..................................       1999         1998         1997         1996         1995
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                     (in thousands, except for per share data)

Revenue ......................................................   $ 164,602    $ 130,927    $ 117,599    $ 117,016    $ 132,812
Operating income (loss) ......................................       9,258        5,402        4,622         (182)       6,800
Interest income (expense), net ...............................      (1,215)      (1,866)      (1,343)        (518)         270
                                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before taxes ........       8,043        3,536        3,279         (700)       7,070
Income tax benefit ...........................................   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations .....................       8,906       10,702       13,861         (700)       7,070
Gain (loss) from discontinued operations .....................         225          758      (31,611)     (16,937)      (2,040)
                                                                $    9,131   $   11,460   $  (17,750)  $  (17,637)  $    5,030
                                                                 =========    =========    =========    =========    =========

Basic income (loss) per share from continuing operations .....  $     0.87    $    1.09    $    1.48    $   (0.08)   $    0.79
Basic income (loss) per common share .........................  $     0.89    $    1.17    $   (1.91)   $   (1.92)   $    0.56
Weighted average number of common shares .....................      10,230        9,838        9,338        9,172        9,001

Diluted income (loss) per share from continuing operations ...  $     0.85    $    1.07    $    1.45    $   (0.08)   $    0.75
Diluted income (loss) per common share .......................  $     0.87    $    1.14    $   (1.76)   $   (1.92)   $    0.53
Weighted average number of common shares and equivalents .....      10,498       10,254        9,843        9,172        9,393


Working capital (excluding discontinued operations) ..........  $   25,267    $  19,073    $  20,459    $  14,857    $  19,688
Net assets (liabilities) of discontinued operations ..........  $     (185)   $    (297)   $  (4,591)   $  14,742    $   9,975
Total assets .................................................  $   76,081    $  71,263    $  65,964    $  67,070    $  71,107
Long-term debt (less current maturities) .....................  $   12,623    $  23,264    $  28,153    $  16,527    $      --
Stockholders' equity .........................................  $   40,059    $  27,360    $  13,076    $  28,675    $  48,268

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF RESULTS OF OPERATIONS
          ---------------------------------------------------------------
          AND FINANCIAL CONDITION
          -----------------------

         Summary
         -------

         The following analysis and discussion are intended to provide additional information and provide the reader a better understanding of the information presented in the Company's Financial Statements and Notes, and should be read in conjunction with them. All years refer to the Company's fiscal year, which ends on June 30.

         Revenues
         --------

         Revenues in 1999 of $164.6 million were $33.7 million, or 26%, above 1998 revenues of $130.9 million. 1998 revenues were $12.9 million, or 11%, above revenues in 1997 of $117.6 million. The largest contributor to revenue growth over the three-year period was the GCSS Army contract, a systems integration project to modernize the Army's retail logistics systems. This project generated revenues of $27.4 million, $10.7 million and $1.3 million in 1999, 1998 and 1997 respectively. The Company's commercial information technology service business, started in 1998, grew to $7.3 million in 1999 compared to $2.2 million in 1998. Revenues in 1999 also grew as a result of increased demand for the Company's information technology and engineering services from the U.S.
Government.

         The following table sets forth for the periods indicated the percentage that certain items of income and expense bear to revenues.

                                                   1999      1998      1997
                                                   ----      ----      ----

Revenues                                          100.0%     100.0%    100.0%

Cost of revenues                                   84.3%      84.4%     81.8%
Indirect and other costs                           10.1%      11.5%     14.3%
                                                   -----      -----     -----
Operating income                                    5.6%       4.1%      3.9%

Interest expense, net                               0.7%       1.4%      1.1%
                                                    ----       ----      ----

Income from continuing operations
     before income tax benefits                     4.9%       2.7%      2.8%

Income tax benefit                                  0.5%       5.5%      9.0%
                                                    ----       ----      ----

Income from continuing operations                   5.4%       8.2%     11.8%
                                                    ====       ====     =====

         Cost of Revenues
         ----------------

         The cost of revenues, which includes direct labor and related fringe benefits, the management cost of operations, and other direct contract costs such as subcontract costs, travel and equipment purchases, generally followed the growth in demand for the Company's services over the past three years. Cost of revenues as a percent of revenues rose significantly in 1999 and 1998 compared to 1997 due to the increase in the use of subcontractors to perform on contracts.

         Indirect and Other Costs
         ------------------------

         Indirect and other costs consist of selling, general and administrative, research and development and other costs. These expenses fell by 11% from $16.9 million in 1997 to $15.0 million in 1998 as a result of management efforts to reduce administrative expenses after the Company exited some commercial products businesses and focused on its core government professional services business. From 1998 to 1999 these expenses grew by 10% to $16.6 million, but the rate of growth in costs was kept well below the 26% growth rate in revenues as the Company continued to improve operating efficiencies by controlling administrative costs. The increase in cost in 1999 was primarily from staff salary increases and a non-recurring expense of $300,000 to terminate the Company's Structured Equity Financing Line and $130,000 related to the termination of the board of directors retirement plan. These efforts to reduce administrative expenses have resulted in a significant decline in indirect and other costs as a percent of revenues over this period from 14.3% in 1997 to 10.1% in 1999.

         Operating Income
         ----------------

         Operating income has grown over the past three years at a faster pace than revenues. The operating margins have increased from 3.9% in 1997 to 4.1% in 1998 to 5.6% in 1999. The most important source of improvement in operating margins has been the reduction in indirect and other costs discussed above. The cost reductions increasingly have had the effect of improving the Company's margins as the proportion of the Company's business under cost reimbursable contracts has fallen, from 60% in 1997 to 49% in 1998 to 34% in 1999. The cost controls and improved project management have had the effect of significantly improving margins in a contracting environment which now is dominated by fixed labor rate pricing (fixed price and time and materials type contracts). The declining proportion of cost reimbursable contracts has allowed the Company to retain more of the benefits of its performance improvement efforts. The commercial IT services business, while still only 4% of revenues, has also helped to boost operating margins with operating income contributions of $1.6 million in 1999 compared to $.2 million in 1998. Included in operating income of the commercial IT services business in 1999 is $380,000 of royalty income.

         Net Interest Expense
         --------------------

         Interest expense is incurred primarily on the Company's bank borrowings, which have recently been at the prime bank interest rate. Net interest expense fell to $1.2 million in 1999 from $1.9 million in 1998 as a result of a reduction in borrowings stemming from positive operating cash flows in 1999. The increase in 1998 interest from the $1.3 million level in 1997 reflects the increase in debt incurred in late 1997 in order to fund what are now discontinued operations. In each of the three years the interest expense was offset by approximately $.2 million of interest income on a note receivable which was collected at the end of 1999.

         Income Tax Benefit
         ------------------

         As a result of losses incurred in discontinued operations, the Company has substantial tax net operating loss carryforrwards. Starting in 1997, the Company began recognizing the value of these tax loss carryforwards when it became more likely than not that they would be realized by offsetting taxable income in future years. By the end of 1999 the Company had fully recognized the value of these loss carryforwards resulting in a net income tax benefit in the income statement of $.9 million, $7.2 million and $10.6 million in 1999, 1998 and 1997, respectively. With the full recognition of the tax loss carryforwards, the Company has begun reporting a more normal tax provision against income of approximately 38.5%, starting in the third quarter of 1999. The benefit of the tax loss carryforwards has been reflected in the $22.3 million deferred tax asset on the balance sheet at the end of 1999.

         Income (Loss) From Discontinued Operations
         ------------------------------------------

         The loss from discontinued operations of $31.6 million in 1997 reflects the results of the Company's plan in February 1997 to dispose of two of its business units, its Telecommunications and Advanced Products Divisions. The 1997 loss included a substantial write down of capitalized software. The 1998 gain on discontinued operations of $.8 million reflects the sale of NetworkVUE, the last remaining business, and adjustments of estimated remaining liabilities related to such business. The $.2 million gain in 1999 resulted from residual royalties received on products of the discontinued businesses.

         Effects of Inflation
         --------------------

         Approximately 34% of the Company's business is conducted under cost reimbursable contracts with the U.S. Government which automatically adjust to cover increased costs as a result of inflation. Most of the remainder of the Company's business is on fixed labor hour and fixed price contracts that are priced with labor rates that reflect an estimate of the effects of inflation. Inflation has not been a significant factor in the result of operations of the Company.

         Liquidity and Capital Resources
         -------------------------------

         In 1999 the Company generated $8.2 million of cash flow from operations, up from $5.6 million in 1998 and $5.7 million in 1997. The increase came from improved operating income and the continuing deferral of tax liability due to the existence of tax operating loss carryforwards. Discontinued operations used only a small amount of cash in 1999 as the disposal of discontinued businesses is substantially complete. Acquisitions of property and equipment were $2.2 million in 1999, close to the three-year average of $2.5 million. Acquisitions were primarily for computer and network equipment to modernize and support the Company's growth. 1999 cash flow was also augmented by the collection of a $2 million note receivable. The cash flows resulted in a reduction in outstanding debt of $11.6 million. Outstanding debt at the end of 1999 was $12.6 million.

         On August 27, 1999, subsequent to the fiscal year end, the Company replaced its revolving credit and term loan with a new, 2-year revolving line of credit with a total borrowing capacity of $35 million. The line of credit can be used for working capital, acquisitions and for any surge in working capital requirements from a slow down in customer payments which might arise as a result of Year 2000 computer problems.

         The Company believes that its cash flow from operations, particularly with the availability of tax operating loss carryforwards to offset future tax liabilities, and its line of credit are sufficient to meet its financing needs.


         Acquisition of Management Consulting and Research, Inc.
         -------------------------------------------------------

         Effective September 2, 1999, the Company acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). The net purchase price of approximately $23 million was paid with 2 million shares of GRCI's common stock valued at approximately $16 million and the remainder of approximately $7 million in net cash, financed through the new credit agreement. MCR provides professional services to the U.S. Government primarily in the areas of budget analysis, cost estimating and program management. MCR's revenues are approximately $30 million per year. The acquisition will be accounted for using the purchase method of accounting and will be consolidated with GRC from the date of acquisition.

         Forward Looking Statements
         --------------------------

         This filing may contain "forward-looking" statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: significant changes in economic conditions or in national priorities which result in changes in demands by the U.S. Government for the Company's services; changes in government laws and regulations; changes in the procurement practices of the U.S. Government which could negatively effect the Company's ability to compete, or its profitability; the risk of termination of any individual contract or the inability of the Company to capture the value in its backlog because of failure of a customer to continue funding of a project; the ability of the Company to fully staff to meet its contract requirements at salary levels sufficient to maintain profitability; the uncertainties discussed more fully in the section entitled "Year 2000 Issue"; and the ability of the Company to generate sufficient taxable income in the future to fully capture the benefit of its tax net operating loss carryforwards that are reflected in the Company's deferred tax assets.

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

         Since 1998, the Company has been in the process of conducting a company-wide assessment of its computer systems and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company presently believes that most of its business-critical computer systems which were not Y2K-compliant have been replaced, upgraded or modified.

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

         The Company's management systems, such as human resources/payroll, purchasing, and classified document control, are separate off-the-shelf commercial systems, which are certified as Y2K compliant by the vendors of the systems. The Company has also completed certain internal testing of the Y2K compliance of these systems.

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

         The Company is also assessing any potential Y2K-related exposure it may have with respect to software or hardware it has delivered to its customers. The assessment is almost complete with no indication of material liability or exposure.

         The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. As normal business costs, these costs are generally reimbursable by the government under the Company's government contracts, under present regulations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on GRCI's overall results of operations or cash flows.

         Additionally, there can be no guarantee that third parties of business importance to GRCI, in particular the U.S. Government, will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems. Because the majority of the Company's business is contracted with the U.S. Government, the failure of the U.S. Government to achieve Y2K compliance by the year 2000 could have a significant adverse effect on GRCI's business, financial position, results of operations and cash flows.

         The Company has completed its Y2K contingency plan. The Company expects to modify this plan periodically prior to January 1, 2000 as additional information is received. The Company believes there are two significant areas of potential risk to its financial position as a result of the Y2K issue. The first significant area of risk is the result of the Company's dependence on the ability of the U.S. Government to meet its obligation to pay all invoices in a timely manner. The Company has in place a revolving credit line which currently has approximately $15 million of additional borrowing capacity that is available to cover the effect on working capital requirements of delays that may occur in the processing of payments by U.S. Government paying offices. The Company believes the borrowing capacity to be sufficient, but the interest cost related to such payment delays would adversely effect the Company's earnings. The second significant area of risk is the delivery of public utilities to its facilities. The Company has developed plans to accommodate minor interruptions in these services, but will be unable to avoid negative financial impact should such interruptions be extensive.

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

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates as of June 30, 1999, in particular, debt obligations. GRCI does not trade in these instruments or use derivatives. The table represents principal cash flows and related weighted average interest rates by expected maturity dates.

                                            Financial Instruments by Expected Maturity Date
                                                            (in thousands)

                                                                             There-                Fair
                      2000       2001       2002       2003       2004       after      Total      Value
                      ------------------------------------------------------------------------------------

Liabilities
Long-term debt:

Variable rate        ---      $12,623      ---         ---         ---       ---       $12,623     $12,623
Average interest
   Rate              7.0%        7.0%      ---         ---         ---       ---


ITEM 8.         FINANCIAL STATEMENTS
                --------------------

                                                     INDEX TO FINANCIAL STATEMENTS
                                                     -----------------------------

                                                                                                          Page
                                                                                                          ----

         Independent Auditors' Report                                                                     18

         Consolidated Statements of Operations for the years ended
           June 30, 1999, 1998 and 1997                                                                   19

         Consolidated Balance Sheets as of June 30, 1999 and 1998                                      20-21

         Consolidated Statements of Cash Flows for the years ended
           June 30, 1999, 1998 and 1997                                                                22-23

         Consolidated Statements of Stockholders' Equity
           for the years ended June 30, 1999, 1998 and 1997                                               24

         Notes to Consolidated Financial Statements                                                       25


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of GRC International, Inc.:
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of GRC International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GRC International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
McLean, Virginia
August 11, 1999, except for Note 9 as to which the date is September 2, 1999.


                                               GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     FOR THE YEARS ENDED JUNE 30,


                                                                                   1999         1998         1997
                                                                                ---------    ---------    ---------
                                                                             (in thousands, except for per share data)
    ............................................................................

Revenues .......................................................................$ 164,602    $ 130,927    $ 117,599
Cost of services ...............................................................  138,770      110,477       96,123
Indirect and other costs .......................................................   16,574       15,048       16,854
                                                                                ---------    ---------    ---------

Operating income ...............................................................    9,258        5,402        4,622

Interest expense, net ..........................................................   (1,215)      (1,866)      (1,343)
                                                                                ---------    ---------    ---------

Income from continuing operations
  before income tax benefit ....................................................    8,043        3,536        3,279
Income tax benefit .............................................................      863        7,166       10,582
                                                                                ---------    ---------    ---------

Income from continuing operations ..............................................    8,906       10,702       13,861
                                                                                ---------    ---------    ---------

Discontinued Operations:

Income (loss) from discontinued operations, ....................................      225          758      (25,220)
  net of tax of $141 in 1999 and $471 in 1998
Loss on disposal of discontinued operations,
  including provision of $2,775 for
  operating losses during phase out ............................................       --           --       (6,391)
                                                                                ---------    ---------    ---------

Income (loss) from discontinued operations .....................................      225          758      (31,611)
                                                                                ---------    ---------    ---------

Net income (loss) ..............................................................$   9,131    $  11,460    $ (17,750)
                                                                                =========    =========    =========

Earnings Per Share Amounts:

Basic income per share from
  continuing operations ........................................................$    0.87    $    1.09    $    1.48
Basic income (loss) per common share ...........................................$    0.89    $    1.17    $   (1.91)
Weighted average common shares .................................................   10,230        9,838        9,338

Diluted income per share from
  continuing operations ........................................................$    0.85    $    1.07    $    1.45
Diluted income (loss) per common share .........................................$    0.87    $    1.14    $   (1.76)
Weighted average common shares and
  equivalents ..................................................................   10,498       10,254        9,943

        The accompanying notes are an integral part of these statements.


                                               GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                            AS OF JUNE 30,
                                                                ASSETS


                                                                                                           1999        1998
                                                                                                         --------    --------
                                                                                                            (in thousands)
    ................................................................................................

CURRENT ASSETS:

Cash and cash equivalents ..........................................................................   $     88    $  3,648
Accounts receivable, net ...........................................................................     36,438      28,702
Unbilled reimbursable costs and fees ...............................................................      2,924       4,189
Other receivables ..................................................................................      1,339         893
Prepaid expenses and other current assets ..........................................................        522         486
Deferred income taxes ..............................................................................      6,871       1,239
                                                                                                       --------    --------
         Total current assets ......................................................................     48,182      39,157
                                                                                                       --------    --------

PROPERTY AND EQUIPMENT:

Land, buildings and leasehold improvements .........................................................      5,298       5,121
Equipment, furniture and fixtures ..................................................................     17,294      15,517
  Less accumulated depreciation and amortization ...................................................    (13,497)    (11,069)
                                                                                                       --------    --------
         Property and equipment, net ...............................................................      9,095       9,569
                                                                                                       --------    --------

OTHER ASSETS:

Goodwill and other intangible assets, net ..........................................................      1,989       2,176
Deferred income taxes ..............................................................................     15,428      16,678
Deposits and other .................................................................................      1,387       3,683
                                                                                                       --------    --------
         Total other assets ........................................................................     18,804      22,537
                                                                                                       --------    --------

TOTAL ASSETS .......................................................................................   $ 76,081    $ 71,263
                                                                                                       ========    ========

        The accompanying notes are an integral part of these statements.


                                               GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                            AS OF JUNE 30,
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                                 1999        1998
                                                                                                               --------    --------
                                                                                                         (in thousands, except share
                                                                                                              and per share data)
    ........................................................................................................

CURRENT LIABILITIES:

Current maturities of long-term debt .......................................................................   $      9    $    975
Accounts payable ...........................................................................................      5,567       3,897
Accrued compensation and benefits ..........................................................................     14,461      13,268
Accrued expenses and other current liabilities .............................................................      3,063       2,241
                                                                                                               --------    --------
         Total current liabilities .........................................................................     23,100      20,381
                                                                                                               --------    --------


LONG-TERM LIABILITIES:

Long-term debt .............................................................................................     12,623      23,264
Other long-term liabilities ................................................................................        299         258
                                                                                                               --------    --------
         Total long-term liabilities .......................................................................     12,922      23,522
                                                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES ..............................................................................       --          --

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value -
  300,000 shares authorized, none outstanding ..............................................................       --          --
Common stock, $.10 par value -
  Authorized - 30,000,000 shares,
  issued - 10,549,003 shares in 1999
  and 10,508,791 shares in 1998 ............................................................................      1,055       1,051
  Paid-in capital ..........................................................................................     83,277      79,712
  Accumulated deficit ......................................................................................    (40,428)    (49,558)
                                                                                                               --------    --------
                                                                                                                 43,904      31,205

   Less:  Treasury stock, at cost; 300,000 shares ..........................................................     (3,845)     (3,845)
                                                                                                               --------    --------

         Total stockholders' equity ........................................................................     40,059      27,360
                                                                                                               --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................................   $ 76,081    $ 71,263
                                                                                                               ========    ========


        The accompanying notes are an integral part of these statements.


                                               GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE YEARS ENDED JUNE 30,

                                                                                  1999      1998      1997
                                                                                -------   -------   -------
       .........................................................................
                                                                                       (in thousands)
   CASH FLOWS FROM CONTINUING OPERATIONS:
   Income from continuing operations ...........................................$  9,130  $ 10,702  $ 13,861
   Reconciliation of income from continuing operations
        Depreciation and amortization ..........................................   2,888     3,177     3,330
        Deferred income tax benefit ............................................    (957)   (6,806)  (10,582)
        Changes in assets and liabilities
            Accounts receivable and unbilled
              costs and fees ...................................................  (6,471)   (3,728)      947
            Prepaid expenses and other current assets ..........................    (598)      287       (37)
            Accounts payable ...................................................   1,670     1,287    (2,197)
            Accrued expenses and other current liabilities .....................   2,127       689       227
            Other ..............................................................     437       (44)      103
                                                                                --------  --------  --------
   Net cash provided by operating activities ...................................   8,226     5,564     5,652
                                                                                --------  --------  --------

   CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations ..................................     225       758   (31,611)
   Reconciliation of income from discontinued operations
        Non-cash charges and changes in net assets/liabilities .................    (337)   (4,223)    9,429
        Proceeds from sale of discontinued operations ..........................      --       400     3,366
        Provision for loss on disposal of discontinued operations ..............      --        --     6,391
                                                                                --------  --------  --------
   Net cash used in discontinued operations ....................................    (112)   (3,065)  (12,425)
                                                                                --------  --------  --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisitions of property and equipment .................................  (2,227)   (1,733)   (3,468)
        Collection of note receivable ..........................................   2,016        --        --
        Other ..................................................................      --       (32)     (344)
                                                                                --------  --------  --------
   Net cash used in investing activities .......................................    (211)   (1,765)   (3,812)
                                                                                --------  --------  --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on debt and capital lease obligations ............... (11,607)   (5,552)   (4,443)
        Bank borrowings ........................................................      --     2,710    13,881
        Proceeds from convertible debenture, warrants and other ................      --        --     4,000
        Deferred financing costs ...............................................      --        --      (207)
        Issuance of common stock ...............................................     144        --       320
                                                                                --------  --------  --------
   Net cash (used in) provided by financing activities ......................... (11,463)   (2,842)   13,551
                                                                                --------  --------  --------

   Net (decrease) increase in cash and equivalents .............................  (3,560)   (2,108)    2,966
   Cash and equivalents at beginning of year ...................................   3,648     5,756     2,790
                                                                                --------  --------  --------
   Cash and equivalents at end of year .........................................$     88  $  3,648  $  5,756
                                                                                ========  ========  ========


        The accompanying notes are an integral part of these statements.


                                               GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE YEARS ENDED JUNE 30,

                                                                   1999             1998              1997
                                                                   ----             ----              ----
                                                                               (in thousands)

Supplemental disclosures:

Cash paid for:

         Interest                                                $1,475           $2,239            $2,055

         Taxes                                                      201               28                80

Other non-cash financing activities:

         Conversion of debentures to common stock                   ---            2,814               750






























        The accompanying notes are an integral part of these statements.


                                                    GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Common      Stock    Paid-in     Accumulated    Treasury
                                                                         Shares      Amount   Capital       Deficit        Stock
                                                                         ------      ------   -------      -----------    --------
                                                                                            (in thousands)

  Balances as of July 1, 1996 ...........................................9,586  $  958     $ 74,830        $(43,268)    $ (3,845)

       Stock issued under employee and director plans ..................    77       8          310              --           --
       Conversion of debenture to common stock .........................   184      18          732              --           --
       Proceeds from sale of warrants and other .........................   --      --          882              --           --
       Stock issued for consulting services ..............................   5       1          200              --           --
       Net loss* .........................................................  --      --           --         (17,750)          --
                                                                        ------ -------      -------         -------      -------


  Balances as of June 30, 1997 ...........................................
       Stock issued under employee and director plans ....................  35       3            7              --           --
       Conversion of debenture to common stock ........................... 621      63        2,751              --           --
       Net income* .......................................................  --      --           --          11,460           --
                                                                       ------- -------      -------         -------      -------


  Balances as of June 30, 1998 .........................................10,511   1,051       79,712         (49,558)      (3,845)

       Stock issued under employee and director plans ..................    41       4          140              --           --
       Tax effect of prior year option exercises (see note 4) ...........   --      --        3,425              --           --
       Net income* .....................................................    --      --           --           9,130           --
                                                                       ------- -------      -------        -------       -------


  Balances as of June 30, 1999 .........................................10,549  $1,055     $ 83,277        $(40,428)    $ (3,845)
                                                                       ======= =======      =======        ========     ========


* The Company had no items of other comprehensive income (loss).


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

         Intangible assets - Goodwill, representing the cost in excess of the fair value of the net assets of businesses acquired, is being amortized to operations on a straight-line basis over periods of up to 40 years. Other intangible assets are being amortized to operations on a straight-line basis over periods of up to 7 years. The Company periodically evaluates the goodwill and other intangible assets in relation to the operating performance and future contribution to the underlying businesses and makes adjustments, if necessary, for any impairment of these assets. As of June 30, 1999 and 1998, accumulated amortization of goodwill was $1,388,000 and $1,312,000, respectively, and of other intangible assets was $1,475,000 and $1,392,000, respectively.

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

         Retirement plans - The Company has a defined contribution deferred income plan covering substantially all of its employees. The plan provides that the Company may make pension and employee deferred matching contributions for the benefit of employees. A portion of any such contributions is at the discretion of the Board of Directors. The total expense under the deferred income plan was approximately $3,688,000, $3,367,000 and $3,785,000 in 1999,
1998 and 1997, respectively.

         During 1999, the Company terminated its defined benefit pension plan for directors who are not employees of the Company. The total expense charged for the plan during 1999, including the cost of termination, was $218,000. The cost of the plan in 1998 and 1997 was $61,000 and $53,000, respectively.

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

         Earnings per share - Basic earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share consider potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes, where applicable, the effects of dilutive stock options, warrants, and convertible securities computed using the treasury stock method or the if-converted method.

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

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

         New Accounting Pronouncement - For the year ending June 30, 2001, the Company will be required to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Management does not believe adoption of this Standard will have a material impact on its financial statements.

(2)      EARNINGS PER SHARE

         The following table represents a reconciliation of the net income and shares outstanding figures used in the basic and diluted earnings per share from continuing operations computations. (Amounts in thousands, except per-share amounts).

                                                                  1999                     1998                          1997
                                                           ---------------------  -----------------------   -----------------------
                                                                          $ Per                    $ Per                     $ Per
                                                           Income Shares  Share   Income   Shares  Share    Income   Shares  Share
                                                           ---------------------  -----------------------   -----------------------

   Basic earnings per share
   Income available to common
      stockholders .......................................$ 8,906 10,230  $0.87 $10,702    9,838  $1.09  $13,861    9,338  $1.48
   Effect of dilutive securities
   Stock options ..........................................    --    268             --      146              --      176
   Convertible debenture ..................................    --     --            184      270             425      329
                                                          --------------        ----------------
   Diluted earnings per share ............................$ 8,906 10,498  $0.85 $10,886   10,254  $1.07  $14,286    9,843  $1.45
                                                          ==============        ================         ================

(3)      ACCOUNTS RECEIVABLE AND UNBILLED REIMBURSABLE COSTS AND FEES

         A  summary  of  U.S.   government  and  non-U.S.   government  accounts
receivable and unbilled reimbursable costs and fees is as follows:

                                                                                 1999                  1998
                                                                                -------              -------
                                                                                      (in thousands)
         Accounts receivable, net of reserves of
         $136 in 1999 and $41 in 1998 -
            U.S. government                                                     $ 34,520            $ 27,616
            Non-U.S. government                                                    1,918               1,086
                                                                                --------            --------
                                                                                $ 36,438            $ 28,702
                                                                                ========            ========
         Unbilled reimbursable costs and fees
            U.S. government                                                     $  2,388            $  3,424
            Non-U.S. government                                                      536                 765
                                                                                --------            --------
                                                                                $  2,924            $  4,189
                                                                                ========            ========

         Invoices released in July that relate to June activity were $15,463,000 and $12,668,000 for 1999 and 1998, respectively, and are reflected in accounts receivable in the accompanying financial statements.


         The components of unbilled reimbursable costs and fees are as follows:


                                                                                      1999              1998
                                                                                    --------          --------
                                                                                         (in thousands)

         Retainages billable upon completion of contract                           $ 2,336           $ 2,561
         Unbilled direct costs, fee and indirect costs incurred
            in excess of provisional billing rates                                     212               836
         Costs incurred in excess of contractual authorization,
            billable upon execution of a contract or contractual
            amendment to increase funding                                              375               792
                                                                                  --------          --------

                                                                                  $  2,923          $  4,189
                                                                                  ========          ========

         At June 30, 1999, unbilled reimbursable costs and fees expected to be collected after one year were approximately $838,000.

         Costs incurred by the Company in the performance of U.S. government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

(4)      INCOME TAXES

         The  differences  between  the  tax  provision  related  to  continuing operations  calculated at the statutory  federal  income tax rate and the actual tax benefit recorded for each year are as follows:
       .................................................................

                                                                                      1999               1998               1997
                                                                                  --------           --------           --------
                                    (in thousands)

   Income tax provision at statutory federal rate ......................          $  2,735           $  1,202           $  1,115
   State income taxes, net of federal benefit ..........................               372                163                151
   Change in valuation reserve .........................................            (4,105)            (8,349)           (11,848)
   Other ...............................................................               135               (181)                --
                                                                                  --------           --------           --------

   Income tax benefit ..................................................         $    (863)          $ (7,166)          $(10,582)
                                                                                 =========           ========           ========


     The primary  components  of the  Company's  net  deferred  tax asset are as follows:
       ..................................................................................................

                                                                                                                As of June 30,
                                                                                                            --------------------
                                                                                                              1999        1998
                                                                                                            --------    --------
                                                                                                               (in thousands)

   Deferred tax assets:
        Reserves and other nondeductible accruals .......................................................   $  2,064    $  2,167
        Compensation not currently deductible ...........................................................      3,047       2,094
        Net operating losses ............................................................................     19,000      26,257
        AMT and general business credits ................................................................        992         816
        Other ...........................................................................................         --           9
        Valuation reserve ...............................................................................         --      (9,150)
                                                                                                            --------    --------
              Total deferred tax assets .................................................................     25,103      22,193
                                                                                                            --------    --------

   Deferred tax liabilities:
        Unbilled reimbursable costs and fees ............................................................     (2,152)     (2,945)
        Prepaid expenses and rent .......................................................................       (383)       (342)
        Depreciation (tax over book) ....................................................................       (269)       (349)
        Internally developed software ...................................................................         --        (143)
         Other ..........................................................................................         --        (497)
                                                                                                            --------    --------
              Total deferred tax liabilities ............................................................     (2,804)     (4,276)
                                                                                                            --------    --------

              Net deferred tax asset ....................................................................   $ 22,299    $ 17,917
                                                                                                            ========    ========

         At June 30, 1999, the Company had net operating loss carryforwards of approximately $50 million available to reduce future federal tax liabilities, of which approximately $1.8 million expire in 2000, $9.2 million expire between 2001 and 2010, $26 million expire in 2011, and $13 million expire in 2012. The benefit of the loss carryforwards has been fully recognized in the statements of operations or as direct credits to stockholder's equity in fiscal 1999 for that portion ($3,425,000) of the net operating losses related to tax benefits from the exercise of employee stock options.

         Realization of the net deferred tax asset of $22.3 million is dependent primarily on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded net deferred tax asset will be realized.


(5)      DEBT

         Long-term debt at June 30, consists of the following:

                                                  1999                  1998
                                               ---------             ---------
                                                        (in thousands)

         Revolving credit agreement             $  7,873              $ 18,506
         Term loans                                4,750                 4,750
         Equipment financing                         ---                   961
         Other                                         9                    22
                                               ---------              --------

         Total long-term debt                   $ 12,632              $ 24,239
         Less current portion                         (9)                 (975)
                                                --------              --------

                                                $ 12,623              $ 23,264
                                                ========              ========

         The fair market values of the Company's debt instruments approximate the carrying values.

         Equipment Financing - In June 1996, the Company completed a $7.5 million financing of substantially all of its furniture and equipment. The loan was originally to be amortized over a five year period at an interest rate of 9%, but the loan was fully retired during 1999.

         Revolving Credit Agreement and Term Loans - At June 30, 1998, the Company was party to a revolving credit agreement with its bank that provided for secured borrowings up to $22 million, and an additional $8 million of financing under term loans. Both loans accrued interest at the bank's prime rate, which was 8.0% as of June 30, 1999. See also Note 9 - Subsequent Events for a discussion of a new line of credit.

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

(6)      COMMITMENTS AND CONTINGENCIES

         Commitments - The Company leases all of its facilities and rents certain equipment under operating lease agreements, some with inflation escalator clauses. The minimum annual rentals due under non-cancelable operating leases during each of the next five years and in total thereafter, are presented in the table below.

                                                Operating            Sublease
                                                 Leases           Rental Income
                                                ---------         -------------
                                                       (in thousands)

         2000                                   $  6,838              $  1,185
         2001                                      6,428                 1,094
         2002                                      6,157                   648
         2003                                      5,636                   324
         2004                                      5,108                   132
         Thereafter                               25,851                   ---
                                                --------              --------
                                                $ 56,018              $  3,383
                                                ========              ========

         Rent expense, net of sublease rental income, under operating leases was $5,748,000, $6,115,000 and $6,787,000 in 1999, 1998 and 1997, respectively.

(7)      STOCK-BASED COMPENSATION PLANS

                  At June 30, 1999, the Company sponsors several stock-based compensation plans for employees and directors. Under these plans, 2,715,304 options are authorized, and 1,637,009 options are outstanding at June 30, 1999.

         Options granted under employee plans vest over periods ranging from six months to four years, and generally have a 10-year term. Under these plans, options are issued at the fair market value on the date of grant, and therefore, under the intrinsic value accounting method, no compensation is recorded in the statement of operations.

         The Company permits outside directors to receive stock and/or non-qualified options in lieu of cash for director's fees. Options granted under this plan are immediately exercisable, and remain exercisable for three years after a participant ceases to be a director.

         Under the Company's Cash Compensation Replacement Plan, officers may elect to forego cash compensation (up to 25% of salary and up to 100% of bonus) to purchase stock and/or non-qualified options at a 20% discount. The options are immediately exercisable as to 80% of the shares, with the remainder becoming exercisable in increments over a four-year period. Options remain exercisable for three years after an officer's termination as an employee. Compensation cost recognized under the Cash Compensation Replacement Plan for the years ended June 30,1999, June 30, 1998 and June 30, 1997 equaled $43,000, $8,000 and $25,000, respectively.

         The Company's current policy allows for the acceptance of mature shares of the Company's stock at market value in lieu of cash for the proceeds due upon exercise of the stock options and for tax withholdings due from the employee. The shares received are retired and are reflected as reductions in common stock and paid-in capital.



         The Company uses the intrinsic  value method and applies APB Opinion 25 and related interpretations in accounting for its plans. In accordance with FASB
Statement  123,  the  following  pro forma net  income  and  earnings  per share
information   is  presented  as  if  the  Company   accounted  for   stock-based
compensation cost using the fair value method.  (These pro forma amounts may not be indicative of such effects in future years.):

       .........................................................

                                                                      1999                1998                     1997
                                                              ------------------   ----------------       --------------------
                                                                 As         Pro      As         Pro           As          Pro
                                                              Reported     Forma   Reported    Forma       Reported      Forma
                                                              ------------------  ------------------     ----------------------

   Net income (loss) ....................................... $ 9,131    $ 8,089   $11,460    $  9,702    $(17,750)     $(19,444)
     (in thousands)

   Diluted earnings ........................................ $  0.87    $  0.77   $  1.14    $   0.96    $  (1.76)     $  (1.93)
      (loss) per share

         The fair value of each option granted during each year is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1999           1998         1997
                                             ------         ------       -----

(a)      Dividends                            ---            ---          ---
(b)      Expected volatility                  40%            50%          50%
(c)      Risk-free interest rate             6.0%           5.5%         6.5%
(d)      Expected life in years                5              5            5


         A summary of the status of the Company's stock options as of June 30, 1999, 1998 and 1997 and changes during those years is presented below (shares in thousands):

Option Plan Summary

                                    1999                       1998                          1997
                         ---------------------------  --------------------------   --------------------------
                                        Weighted                    Weighted                     Weighted
                                         Average                     Average                      Average
                          Shares     Exercise Price    Shares    Exercise Price    Shares     Exercise Price
                         --------------------------   --------------------------   --------------------------
Outstanding @
   beginning of year    1,487,241        $10.71      1,223,350       $16.38        915,585        $17.60
     Granted              576,074        $ 5.53        837,230       $ 6.63        548,677        $12.98
     Exercised            (38,552)       $ 2.63        (88,964)      $ 5.59        (83,675)       $ 6.02
     Canceled            (387,754)       $18.35       (484,375)      $18.85       (157,237)       $17.15
                        ---------                    ---------                   ---------

Outstanding @
   end of year          1,637,009        $ 7.22      1,487,241       $10.71      1,223,350        $16.38
                        =========                    =========                   =========

Options exercisable
   at year end            695,186        $ 7.99        706,294       $10.82        374,793        $13.30
                        =========                    =========                   =========

Options available
   for future grant     1,087,294                      526,972                     591,556
                        =========                    =========                   =========

Weighted average
   fair value of options
   granted during the
   year                $    2.84                     $    3.46                   $    6.73
                       =========                     =========                   =========



                                 Options Outstanding                             Options Exercisable
                      --------------------------------------------           ---------------------------
                                        Weighted          Weighted                              Weighted
    Range of                             Average           Average                               Average
    Exercise            Number          Remaining         Exercise             Number           Exercise
     Prices           Outstanding         Life              Price            Exercisable          Price
    ----------------------------------------------------------------------------------------------------

   $ .10 - $  9.38     1,467,759           8.6            $  5.85              541,874          $  4.87
  $14.00 - $ 37.69       169,250           6.3             $19.05              153,313           $19.00
                       ---------           ---            -------              -------           ------
   $ .10 - $ 37.69     1,637,009           8.3            $  7.22              695,186           $ 7.99


         Employee Stock Purchase Plan - Employees may purchase stock at a discount through payroll deduction under the Company's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the first or the last day of the quarterly offering period. The Company sold 62,302, 58,230 and 65,871 shares of common stock to its employees during the years ended June 30, 1999, 1998 and 1997, respectively

 (8)     COMMON STOCK

         Purchase Rights - The Company has a Shareholder Rights Plan under which a dividend of one common stock purchase right (right) is automatically issued for each share of the Company's common stock. The rights are not exercisable or transferable apart from the common stock until ten business days after a person has acquired beneficial ownership of 25% or more of the common stock, or commences, or announces an intention to commence, a tender offer for 25% or more of the common stock. Separate certificates for the rights will be mailed to holders of the common stock as of such date, and each right will entitle the holder thereof to buy one share of common stock at an exercise price of $100. However, if any person or group becomes the beneficial owner of 25% or more of the stock other than pursuant to an offer for all shares which the independent Directors of the Company determine is fair to and otherwise in the best interest of the Company and its shareholders, each right not owned by such person or group will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the Company (or other consideration) which would have a market value of two times the exercise price of the right. Similarly, in the event that the Company is a party to a merger or other business combination transaction, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company which would have a market value of two times the exercise price of the right. The rights are redeemable at $.05 per right prior to the tenth business day following the public announcement that a person has acquired beneficial ownership of 25% of the common stock. Upon redemption, the rights will terminate. In 1999, the directors accelerated the termination of the plan from its original date of December 31, 2005 to August 31, 2000.

         Common Stock Purchase Warrants - In connection with issuance of the Convertible Debenture in 1997 (see Note 5) and the Structured Equity Line Financing (see Note 9) the Company issued and has outstanding warrants to purchase 445,000 shares of the Company's common stock at a price of $8.47 per share. The warrants are fully exercisable and expire on January 30, 2004. If the Company sells substantially all of its assets or enters into a merger or acquisition or other similar transaction, the warrants are to be repriced at the lesser of (i) $8.47 per share, or (ii) 80% of the transaction value as defined in the warrant agreements.

(9)      SUBSEQUENT EVENTS

         Structured Equity Line - On August 26, 1999, the Company terminated the Structured Equity Line Financing. This agreement permitted the Company, under certain conditions, to require an investor to purchase up to $18 million of common stock. The Company accrued the specified liquidated damages of $300,000 for termination of the agreement in 1999.

         Revolving Credit Agreement - Both the revolving credit agreement and term loans discussed in Note 5 were terminated and replaced with a $35 million Amended and Restated Revolving Credit Agreement (the "Credit Agreement") effective August 27, 1999. The Company has both Prime and LIBOR (London Interbank Offered Rate) based borrowing options under the Credit Agreement. The interest accrued on LIBOR loans is based on a ratio of debt to cash flow. The current premium is 1.10% above the applicable LIBOR rate. The Company also pays a performance based commitment fee, which is currently 0.30% of the line of credit.

         The Credit Agreement is secured by substantially all of the Company's assets, and contains customary covenants, including a requirement to maintain a ratio of total debt to cash flow of less than 3 to 1. The Company is in compliance with its covenants under this Agreement. The $35,000,000 Credit Agreement, unless extended, matures August, 2001.

         Acquisition of Management Consulting and Research, Inc. (MCR) - Effective September 2, 1999, the Company acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). The gross purchase price for MCR was approximately $27 million. After applying approximately $4 million of MCR's cash available at closing, the net price of $23 million was paid with 2 million shares of GRCI's common stock valued at approximately $16 million and approximately $7 million in cash financed through the new credit agreement. MCR provides professional services to the U.S. Government primarily in the areas of budget analysis, cost estimating and program management. MCR's revenues are approximately $30 million per year. The acquisition will be accounted for using the purchase method of accounting and will be consolidated with GRC from the date of acquisition. The goodwill to be recognized in the transaction is estimated at $21 million. The Company expects to amortize it over a period of 30 years.

(10)     RELATED PARTY TRANSACTIONS

         The chairman and chief executive officer of Mercantile Bankshares Corporation (Mercantile) is a member of the Company's Board of Directors. Mercantile has entered into a revolving credit and term loan agreement with the Company (see Notes 5 and 9 for discussion).

(11)     DISCONTINUED OPERATIONS

         During the quarter ended March 31, 1997, the Company adopted a plan to dispose of its Telecommunications and Advanced Products Divisions. As of January 8, 1998, all business units within those divisions had been sold. Consequently, the Company has reported its results of operations for the Telecommunications and Advanced Products Divisions as discontinued operations.

(12)     SEGMENT INFORMATION

        The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

        All of the Company's business relates to information technology consulting services. The chief operating decision-maker is provided information about the revenues generated by operating segment and utilizes income before interest and taxes as a measure of segment performance. The Company's services are delivered to clients primarily in the United States, and the Company's long-lived assets are located within the United States. Based on SFAS No. 131 criteria, the Company has two reportable operating segments; U.S. Federal Government, and Commercial. Within the U.S. Federal Government segment are sales to the Company's largest customer, the Department of Defense ("DoD"). Revenues from the DoD represented 96%, 98% and 94% of total U.S. Government revenues in 1999, 1998, and 1997 respectively.

         The Commercial services segment was formed in fiscal 1998 from small pieces of business that were being executed in what is now discontinued
operations and in the U.S. Federal Government services segment. It is impractical to break out separate financial results for the segment in fiscal 1997.

       .........................................................................

                                                                                     U.S. Federal
                                                                                      Government    Commercial   Corporate   Total
                                                                                     ------------   ----------   ---------   -----
                                                                                                       (In Thousands)
     1999
        Revenues ................................................................     $157,314      $  7,288     $   --   $ 164,602
        Income from continuing operations .......................................        9,175         1,595     (1,512)      9,258
        Depreciation and amortization ...........................................        1,508            84      1,083       2,675
        Assets ..................................................................       67,165         3,406      5,510      76,081
        Capital expenditures ....................................................        1,180            39      1,008       2,227

     1998
        Revenues ................................................................     $128,768      $  2,159     $   --   $ 130,927
        Income before interest and taxes ........................................        6,644           159     (1,401)      5,402
        Depreciation and amortization ...........................................        1,726           116        914       2,756
        Assets ..................................................................       58,407         2,367     10,489      71,263
        Capital expenditures ....................................................        1,447            --        286       1,733


(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

        (in thousands except per-share amounts)

                                                                               Q1             Q2             Q3             Q4
                                                                            -------        -------        -------        --------
       ..............................................................

   Year ended June 30,1999
        Revenues ....................................................       $ 36,756       $ 39,052       $ 42,117       $ 46,677
        Income from continuing operations
           before income taxes ......................................          1,765          1,890          1,971          2,417
        Income from continuing operations ...........................          3,030          3,100          1,290          1,486
        Income from discontinued operations .........................             54            140             26              5
        Net income ..................................................          3,084          3,240          1,316          1,491
        Diluted earnings per share ..................................           0.30           0.31           0.12           0.14

   Year ended June 30,1998
        Revenues ....................................................       $ 27,165       $ 29,705       $ 35,307       $ 38,750
        Income from continuing operations
            before income taxes .....................................            882            696          1,055            903
        Income from continuing operations ...........................          1,136          2,027          3,548          3,991
        Income from discontinued operations .........................            290            468             --             --
        Net income ..................................................          1,426          2,495          3,548          3,991
        Diluted earnings per share ..................................           0.15           0.25           0.35           0.39


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

                                               GRC INTERNATIONAL INC.



Date: September 23, 1999                       By: /s/ Gary Denman
                                                   -------------------------
                                                   Gary Denman
                                                   President and Chief Executive
                                                   Officer


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

         Pursuant to the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: September 23, 1999                     By: /s/ Gary Denman
                                                 -------------------------------
                                                 Gary Denman
                                                 President and Chief Executive
                                                 Officer


Date: September 23, 1999                     By: /s/ James P. Allen
                                                 ------------------------------
                                                 James P. Allen
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Chief Accounting Officer)

Date: September 23, 1999                    By: /s/ Joseph R. Wright, Jr.
                                                --------------------------------
                                                Joseph R. Wright, Jr., Chairman
                                                of the Board of Directors


Date: September 23, 1999                    By: /s/ Peter A. Cohen
                                                --------------------------------
                                                Peter A. Cohen, Vice Chairman
                                                of the Board of Directors


Date: September 23, 1999                    By: /s/ H. Furlong Baldwin
                                                --------------------------------
                                                H. Furlong Baldwin, Director


Date: September 23, 1999                    By: /s/ Frank J.A. Cilluffo
                                                --------------------------------
                                                Frank J.A. Cilluffo, Director


Date: September 23, 1999                    By: /s/ Gary L. Denman
                                                --------------------------------
                                                Gary L. Denman, Director


Date: September 23, 1999                    By: /s/ Leslie B. Disharoon
      ------------------                        --------------------------------
                                                Leslie B. Disharoon, Director


Date: September 23, 1999                    By: /s/ Charles H.P. Duell
                                                --------------------------------
                                                Charles H.P. Duell, Director


Date: September 23, 1999                    By: /s/ Leon E. Salomon
                                                --------------------------------
                                                Leon E. Salomon, Director

                          INDEPENDENT AUDITORS' CONSENT


         We consent to the incorporation by reference in Registration Statements Nos. 33-1046, 33-39512, 33-39513, 33-52536, 33-52538, 33-87981, 33-87982,
333-38445 and 333-66917 of GRC International, Inc. on Form S-8 and Registration Statements Nos. 333-22087 and 333-22147 of GRC International, Inc. on Form S-3 of our report dated August 11, 1999, except for Note 9 as to which the date is September 2, 1999, appearing in this Annual Report on Form 10-K of GRC International, Inc. for the year ended June 30, 1999.





/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
McLean, Virginia
September 24, 1999


                                               GRC INTERNATIONAL, INC. AND SUBSIDIARIES
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                            (in thousands)
       ..........................................................

                                                                                      Additions
                                                                               ---------------------
                                                                Balance at     Charged to    Charged       Deductions      Balance
                                                                Beginning      Costs and     to Other         from         at End of
   Description .................................................of Period      Expenses      Accounts (A)   Reserves (B)    Period
   -----------                                                  ---------      --------      --------       --------        ------

   Year ended June 30, 1999

   Reserves for uncollectible receivables -
     Deducted from accounts receivable ........................ $     41        $   156        $   --      $   (61)         $136


   Year ended June 30, 1998

   Reserves for uncollectible receivables -
     Deducted from accounts receivable ........................ $     41        $   --         $   --      $   --           $ 41


   Year ended June 30, 1997

   Reserves for uncollectible receivables -
     Deducted from accounts receivable ........................ $      5        $   36         $   --      $   --           $ 41



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

                                                  INDEX TO EXHIBITS
                                    (Exhibit Numbers correspond to Exhibit Table,

                                              Regulation S-K, Item 601)
Exhibit
Number                                                                                           Page
------                                                                                           ----

2.1            Agreement  and Plan of Merger  dated  August 5, 1999 by and among
               GRC  International,  Inc.,  MAC  Merger  Corporation,  Management
               Consulting & Research, Inc. and Gerald R. McNichols (incorporated by reference to Exhibit 2.1 to Form 8-K dated September 17, 1999)

2.2            Indemnity  Agreement  dated  September  1,  1999 by and among GRC
               International,   Inc.,   MAC   Merger   Corporation,   Management
               Consulting & Research, Inc. and Gerald R. McNichols.                             -----

2.3            Noncompetition  Agreement  dated as of  September  1, 1999 by and among GRC International,  Inc., Management Consulting & Research,
               Inc. and Gerald R. McNichols.                                                    -----

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the 1994 Form 10-K)

3.2            Bylaws                                                                           -----

10.1*          1985  Employee  Stock Option Plan  (incorporated  by reference to
               Exhibit 10.1 to the 1996 Form 10-K)

10.2*          1994 Employee Option Plan  (incorporated  by reference to Exhibit
               10.2 to the 1997 Form 10-K)

10.3*          1998 Option Plan

10.4*          Cash Compensation Replacement Plan                                               -----

10.5*          Incentive Compensation Plan (incorporated by reference to Exhibit
               10.7 to the 1995 Form 10-K)

10.6*          Directors Fee Replacement Plan                                                   -----

10.7*          Directors  Phantom  Stock  Plan  (incorporated  by  reference  to
               Exhibit 10.7 to the 1996 Form 10-K)

10.8*          Directors Retirement Plan                                                        -----

10.9*          Form of Directors' Deferred Stock Unit Agreement                                 -----

10.10          Amended and  Restated  Revolving  Credit and Term Loan  Agreement
               ("Loan Agreement") with  Mercantile-Safe  Deposit & Trust Company
               ("Mercantile"), dated as of August 27, 1999                                      -----

10.11 Lease Agreement dated as of June 30, 1989, with Exhibits, between the Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.17 to the 1989 Form 10-K)

10.12          Lease  Amendment  No.  1, with  Exhibits,  to Lease  between  the
               Company and Centennial III Limited Partnership (incorporated by reference to Exhibit 10.6 to the 1990 Form 10-K)

10.13 Lease Amendments Nos. 2, 3, 4 and 5 to Lease between the Company and Richmond Land Corporation (as successor to Centennial III
               Limited Partnership) (incorporated by referenced to Exhibit 10.12 to the 1994 Form 10-K)

10.14          Lease  Amendment  No. 6 to Lease between the Company and Richmond
               Land   Corporation   (as  successor  to  Centennial  III  Limited
               Partnership)  (incorporated by referenced to Exhibit 10.13 to the
               1995 Form 10-K)

10.15          Amended and Restated Rights  Agreement dated May 14, 1999 between
               the Company and The American Stock Transfer & Trust Company                      -----

10.16* Employment Agreement between the Company and Jim Roth dated as of July 1, 1995 (incorporated by reference to Exhibit 10.16 to the
               1996 Form 10-K)

10.17* Amendment Number One to Employment Agreement between the Company and Jim Roth dated as of June 30, 1998 (incorporated by reference to Exhibit 21 to the 1998 Form 10-K)

10.18*         Note dated July 9, 1992, and Deed of Trust dated as of August 11,
               1993, by and between the Company and Jim Roth (incorporated by reference to Exhibit 10.15 to the 1994 Form 10-K)

10.19*         Amendment  to Deed of  Trust  Note  dated as of  March  26,  1998
               (incorporated  by  reference  to  Exhibit  10.23 to the 1998 Form
               10-K)

10.20* Independent Contractor Agreement dated as of July 1, 1998 between the Company and Jim Roth (incorporated by reference to Exhibit
               10.24 to the 1998 Form 10-K)

10.21*         Independent  Contractor Agreement by and among GRC International,
               Inc. and Jim Roth for the term of November 6, 1998 to November 5,
               2001.                                                                            -----

10.22*         Fiscal 1999 Chairman's Agreement dated as of July 1, 1998 between
               Joseph R. Wright, Jr. and the Company                                            -----


10.23*         Fiscal 2000 Chairman's Agreement dated as of July 1, 1999 between
               Joseph R. Wright, Jr. and the Company                                            -----

10.24*         Vice Chairman's  Agreement dated as of September 25, 1997 between
               Peter A. Cohen and the Company                                                   -----

10.25*         Employment  Agreement  between  the  Company  and Gary L.  Denman
               (incorporated  by  reference  to  Exhibit  10.25 to the 1998 Form
               10-K)

10.26*         Form of Employment  Agreement for Michael G. Stolarik,  Thomas E.
               McCabe and James P. Allen                                                        -----

10.27*            Form of Employment Agreement for James L. Selsor                              -----

10.28*         Separation  and  Release  Agreement  dated as of April  20,  1999
               between James L. Selsor and the Company                                          -----

10.29          Building  Lease  between  the  Company  and  Bermant  Development
               Company  (incorporated  by reference to Exhibit 10.21 to the 1995
               Form 10-K)

10.30 First and Second Amendments to Building Lease between the Company and Bermant Development Company (incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K)

10.31          320,000 Share Common Stock Purchase Warrant issued by the Company
               on   January   30,   1997  to  Halifax   Fund  L.P.   ("Halifax")
               (incorporated  by reference to Exhibit 10.4 to the Company's Form
               10-Q for the quarter ended December 31, 1996)

10.32          Registration  Rights  Agreement  dated  as of  January  30,  1997 between the Company and Halifax  (incorporated  by  reference  to
               Exhibit  10.5 to the  Company's  Form 10-Q for the quarter  ended
               December 31, 1996)

10.33 125,000 Share Common Stock Purchase Warrant issued by the Company to Cripple Creek in connection with the Equity Line Agreement
               (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 1996)

10.34          Registration  Rights  Agreement  dated  as of  January  30,  1997 between the Company and Cripple Creek relating to the Equity Line
               Agreement (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 1996)

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