Form 10-Q
period 1999-09-30
GRC INTERNATIONAL INC
filed 1999-11-15
CIK 201944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
Class of Common Stock                                          October 31, 1999
---------------------                                          ----------------

   $.10 par value                                              12,370,435 shares

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

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

A.    FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Income                            3

      Condensed Consolidated Balance Sheets                                  4

      Condensed Consolidated Statements of Cash Flows                        6

      Notes to Condensed Consolidated Financial Statements                   8


B.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         10


C.    PART II - OTHER INFORMATION                                           15

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


                             GRC INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except for per share data)
                                   (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           1999            1998
                                                                        ---------       ----------

Revenues                                                                 $  45,821       $ 36,756

Cost of revenues                                                            36,992         30,964

Indirect costs and other costs                                               4,656          3,675
                                                                         ---------       --------

Operating income                                                             4,173          2,117

Interest expense, net                                                         (230)          (352)
                                                                         ---------       --------

Income from continuing operations
   before income taxes                                                       3,943          1,765

Income tax (provision) benefit                                              (1,585)         1,265
                                                                         ---------       --------

Income from continuing operations                                            2,358          3,030

Gain from discontinued operations
   (net of tax)                                                                ---             54
                                                                        ----------      ---------

Net Income                                                              $    2,358      $   3,084
                                                                        ==========      =========

Income per common and
   common equivalent share:

Basic
       Continuing operations                                           $      0.22      $    0.29
       Discontinued operations                                                 ---           0.01
                                                                       -----------      ---------
       Net income                                                      $      0.22      $    0.30
                                                                       ===========      =========

Number of shares used in basic EPS
   calculation                                                              10,959         10,214
                                                                       ===========      =========

Diluted
       Continuing operations                                           $      0.21      $    0.29
       Discontinued operations                                                 ---           0.01
                                                                       -----------      ---------
       Net income                                                      $      0.21      $    0.30
                                                                       ===========      =========

Number of shares used in diluted EPS
   calculation                                                              11,418         10,386
                                                                       ===========      =========

         The Company had no items of other comprehensive income or loss. The accompanying notes are an integral part of these statements.


                             GRC INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                               September 30,            June 30,
                                                                                   1999                   1999
                                                                               ------------           -----------
                                                                                         (in thousands)

CURRENT ASSETS:

   Cash and cash equivalents                                                   $      88              $       88
   Accounts receivable, net                                                       44,935                  36,438
   Unbilled reimbursable costs and fees                                            1,322                   2,924
   Other receivables                                                               1,040                   1,339
   Prepaid expenses and other current assets                                         634                     522
   Deferred income taxes                                                           5,895                   6,871
                                                                               ---------               ---------
         Total current assets                                                     53,914                  48,182
                                                                               ---------               ---------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $14,040 and $13,497                                      9,689                   9,095
                                                                               ---------               ---------


OTHER ASSETS:

   Goodwill and other intangible assets, net                                      22,715                   1,989
   Deferred income taxes                                                          13,428                  15,428
   Deposits and other                                                              2,104                   1,387
                                                                               ---------               ---------
         Total other assets                                                       38,247                  18,804
                                                                               ---------               ---------

TOTAL ASSETS                                                                   $ 101,850               $  76,081
                                                                               =========               =========








        The accompanying notes are an integral part of these statements.


                             GRC INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                               September 30,           June 30,
                                                                                   1999                  1999
                                                                               -------------          -----------
                                                                                          (in thousands)

CURRENT LIABILITIES:

   Current maturities of long-term debt                                        $       6               $       9
   Accounts payable                                                                5,332                   5,567
   Accrued compensation and benefits                                              14,700                  14,461
   Accrued expenses and other current liabilities                                  4,397                   3,063
                                                                               ---------               ---------
         Total current liabilities                                                24,435                  23,100
                                                                               ---------               ---------

LONG-TERM LIABILITIES:

   Long-term debt                                                                 16,500                  12,623
   Other long-term liabilities                                                     1,244                     299
                                                                               ---------               ---------
         Total long-term liabilities                                              17,744                  12,922
                                                                               ---------               ---------

COMMITMENTS AND CONTINGENCIES:                                                       ---                     ---

STOCKHOLDERS' EQUITY:

   Commonstock,   $.10  par  value -
         Authorized  -  30,000,000  shares
         Issued  -  12,623,906 shares
           and 10,549,003 shares                                                   1,262                   1,055
   Paid-in capital                                                               100,324                  83,277
   Accumulated deficit                                                           (38,070)                (40,428)
                                                                               ---------               ---------
                                                                                  63,516                  43,904

   Less:  Treasury stock, at cost; 300,000 shares                                 (3,845)                 (3,845)
                                                                               ---------               ---------

         Total stockholders' equity                                               59,671                  40,059
                                                                               ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 101,850                $ 76,081
                                                                               =========                ========




        The accompanying notes are an integral part of these statements.


                             GRC INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                         -------------------------
                                                                                           1999             1998
                                                                                         -------           -------
                                                                                              (in thousands)

CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                  $   2,358          $  3,030
     Reconciliation of income from continuing operations to net cash provided by (used in) operating activities:
              Depreciation and amortization                                                   671               816
              Deferred income tax provision (benefit)                                       1,584            (1,300)
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                                               224               293
                 Prepaid expenses and other current assets                                    369                 9
                 Accounts payable, accruals and
                    other current liabilities                                              (1,809)           (3,172)
                 Other                                                                        (23)              (59)
                                                                                       ----------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         3,374              (383)
                                                                                       ----------         ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Gain from discontinued operations                                                        ---                54
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                                 (59)               42
                                                                                       -----------        ---------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                        (59)               96
                                                                                       ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                  (412)             (372)
     Purchase of business, net of cash acquired                                            (7,053)              ---
                                                                                       ----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                      (7,465)             (372)
                                                                                       ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                                       (12,623)             (448)
     Bank borrowings                                                                       16,500               488
     Issuance of common stock                                                                 273               ---
                                                                                       ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   4,150                40
                                                                                       ----------        ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     0              (619)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               88             3,648
                                                                                       ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $       88         $   3,029
                                                                                       ==========         =========


        The accompanying notes are an integral part of these statements.


                             GRC INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    Three Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                 1999              1998
                                                                                -------          -------
                                                                                     (in thousands)

Supplemental disclosures:

Cash paid for:

     Interest                                                                   $   221         $   421

     Income taxes                                                               $    80         $    35

























        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                   (unaudited)


(1) Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


(2) New Accounting Pronouncements. For the year ending June 30, 2001, the Company will be required to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Management does not believe adoption of this Standard will have a material impact on its financial statements.


(3) Debt. The Company maintains a $35 million revolving credit agreement effective August 27, 1999. The Company has both Prime and LIBOR (London Interbank Offered Rate) based borrowing options under the Credit Agreement. The interest accrued on LIBOR loans is based on a ratio of debt to cash flow. The current premium is 1.10% above the applicable LIBOR rate. The Company also pays a performance based commitment fee, which is currently 0.30% of the line of credit.

         Debt at September 30, 1999 and June 30, 1999 consisted of the following:

                                                           September 30, 1999             June 30, 1999
                                                           ------------------             -------------

         Revolving Credit Agreement                            $ 16,500                      $  7,873
         Term Loans                                                 ---                         4,750
         Other                                                        6                             9
                                                               --------                      --------

         Total Debt                                              16,506                        12,632
         Less:  Current Portion                                      (6)                           (9)
                                                               --------                      --------

         Long Term Debt                                        $ 16,500                      $ 12,623
                                                               ========                      ========

(4) Acquisition of Management Consulting and Research, Inc. Effective September 2, 1999, the Company acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). The net purchase price of approximately $23 million was paid with 2 million shares of GRCI's common stock valued at approximately $16 million and the remainder of approximately $7 million in net cash, financed through the new credit agreement. The resulting $20.8 million in goodwill is to be amortized over 30 years. MCR provides professional services to the U.S. Government primarily in the areas of budget analysis, cost estimating and program management. MCR's revenues are approximately $30 million per year. The acquisition is accounted for using the purchase method of accounting and consolidated with GRC from the date of acquisition.


(5) Segment Information The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

        All of the Company's business relates to information technology consulting services. The chief operating decision-maker is provided information about the revenues generated by operating segment and utilizes income before interest and taxes as a measure of segment performance. The Company's services are delivered to clients primarily in the United States, and the Company's long-lived assets are located within the United States. Based on SFAS No. 131 criteria, the Company has two reportable operating segments; U.S. Federal Government, and Commercial. Within the U.S. Federal Government segment are sales to the Company's largest customer, the Department of Defense ("DoD"). Revenues from the DoD represented 98% of total U.S. Government revenues in first quarters of both fiscal 2000 and fiscal 1999.

                                                  U.S. Federal
                                                   Government         Commercial     Corporate        Total
                                                   ----------         ----------     ---------        -----
                                                                       (In Thousands)

     First quarter fiscal 2000

     Revenues                                        $44,031        $   1,790       $     ---         $45,821
     Income before interest and taxes                  4,413              248            (488)          4,173
     Depreciation and amortization                       337                8             326             671
     Assets                                           71,631            3,555          28,056         103,242
     Capital expenditures                                319                2              91             412

     First quarter fiscal 1999

     Revenues                                        $34,966        $   1,790       $     ---         $36,756
     Income before interest and taxes                  1,814              531            (228)          2,117
     Depreciation and amortization                       539               24             253             816
     Assets                                           40,436            3,186          27,254          70,876
     Capital expenditures                                233              ---             139             372


                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998



Acquisition of Management Consulting and Research, Inc.
-------------------------------------------------------

Effective September 2, 1999, the Company acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). The net purchase price of approximately $23 million was paid with 2 million shares of GRCI's common stock valued at approximately $16 million and the remainder of approximately $7 million in net cash, financed through the new credit agreement. The resulting $20.8 million in goodwill is to be amortized over 30 years. The operating results of MCR are included in the consolidated operating results since the date of acquisition.


Results of Operations - Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------


Revenues
--------

Revenues for the first quarter of fiscal 2000 increased 25% to $45.8 million from $36.8 million for the same quarter in fiscal 1999. Revenues from the Company's largest contract, the GCSS program, reached $9.2 million in the most recent quarter, an increase of $4.0 million over the same period in fiscal 1999. The recently acquired business of MCR added $2.5 million of revenue in the current quarter for the one month since its acquisition. The remaining revenue growth was derived from a broad base of other U.S. government contracts and subcontracts.

The following table sets forth for the periods indicated the percentage that certain items of income and expense bear to revenues.

                                                                    Three Months Ended
                                                                    ------------------
                                                                    9/30/99   09/30/98
                                                                    -------   --------


Revenues                                                           100.0%       100.0%

Cost of revenues                                                    80.7%        84.2%

Indirect and other costs                                            10.2%        10.0%
                                                                   ------       ------

Operating income                                                     9.1%         5.8%
                                                                   ======       ======


Cost of Revenues
----------------

Cost of revenues for the first quarter of fiscal 2000 increased 19% to $37.0 million, or 80.7% of revenues, from $31.0 million, or 84.2% of revenues, for the same quarter in fiscal 1999. The cost of revenue increase of $6.0 million is primarily a result of the increase in revenues. The decrease in cost of revenues as a percent of revenues is partially due to two non-recurring items, which resulted in the recognition of approximately $920 thousand of revenue with no associated costs. These items related to favorable settlement of government cost audits completed in the quarter ($700 thousand) and settlement of an old claim for a contract overrun ($220 thousand). The remainder of the decrease of cost of revenues as a percentage of revenues is due to efficiencies achieved in labor productivity, program management, and control of other operating costs.

Indirect Expenses and Operating Income
--------------------------------------

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the first quarter of fiscal 2000 increased $1.0 million to $4.7 million from $3.7 million for the first quarter of fiscal 1999. Indirect expenses as a percentage of revenue were 10.2% for first quarter 2000, compared to 10.0% for first quarter 1999.

Operating income for the first quarter of fiscal 2000 increased 97% to $4.2 million, or 9.1% of revenues, from $2.1 million, or 5.8% of revenues, for the same quarter of fiscal 1999. The one-time revenue items of $920 thousand discussed above added 2.0% to operating margins in the most recent quarter. Without these items, operating margins would have been 7.1% of revenues, an increase of 1.3% over last year, which was related to the reduction in cost of revenues.

Net Interest Expense
--------------------

Net interest expense for the first quarter of fiscal 2000 decreased 35% to $230 thousand, from $352 thousand, for the first quarter of fiscal 1999. This decrease of $122 thousand reflects a reduction in debt levels stemming from positive operating cash flows in the past year, partially offset by the effect of borrowings in September to complete the MCR acquisition.

Net Income Tax Provision
------------------------

The net tax provision recognized in the first quarter of fiscal 2000 was 40.2% of pretax income. In the first quarter of 1999, the Company recorded a tax benefit of $1.3 million related to the recognition of the benefit of tax net operating losses from prior years.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operations amounted to $3.4 million during the first quarter of fiscal 2000, compared to cash used in operations of $383 thousand for the first quarter of fiscal 1999. The increased operating cash flow was the result of higher earnings before income taxes. Also, no significant income taxes were paid in either period because of the offset available from tax net operating loss carryforwards. Cash flows used in investing activities during the first quarter of fiscal 2000 were $7.5 million, compared to $372 thousand used in the first quarter of fiscal 1999, due to $7.1 million of cash used in the purchase of MCR, Inc. The net cash requirements in the first quarter of fiscal 2000 were met through additional borrowings under the Company's bank line of credit.

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

During the fourth quarter of fiscal 1998, the Company implemented an internal Y2K compliance task force. The goal of the task force is to minimize the disruptions to the Company's business, which could result from the Y2K problem, and to minimize other liabilities, which the Company might incur in connection with the Y2K problem. The task force consists of existing employees of the Company, and no new employees have been hired specifically to address the Company's internal Y2K issues.

Since 1998, the Company has been in the process of conducting a company-wide assessment of its computer systems and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company presently believes that all of its business-critical computer systems, which were not Y2K-compliant, have been replaced, upgraded or modified.

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

The Company's management systems, such as human resources/payroll, purchasing, and classified document control, are separate off-the-shelf commercial systems, which are certified as Y2K compliant by the vendors of the systems. The Company has also completed certain internal testing of the Y2K compliance of these systems and has found them to be Y2K compliant.

The Company has also initiated communications with third parties whose computer systems' functionality could impact GRCI. These communications have facilitated the coordination of Y2K solutions and have permitted GRCI to determine the extent to which the Company may be vulnerable to failures of third parties to address their own Y2K issues. However, as to the systems of the third parties that are linked to GRCI, in particular those of the U.S. Government, there can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

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

The Company has completed its Y2K contingency plan. The Company will continue to modify this plan periodically prior to January 1, 2000 as additional information is received. The Company believes there are two significant areas of potential risk to its financial position as a result of the Y2K issue. The first significant area of risk is the result of the Company's dependence on the ability of the U.S. Government to meet its obligation to pay all invoices in a timely manner. The Company has in place a revolving credit line which currently has approximately $15 million of additional borrowing capacity that is available to cover the effect on working capital requirements of delays that may occur in the processing of payments by U.S.

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

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.
---------------------------------------

Item 6(a) Exhibits.
------------------

         Exhibit No.       Description
         ----------        -----------

            3.2            Amended and Restated Bylaws

            11             Statement of Computation of Earnings Per Share

            27             Financial Data Schedule

Item 6(b) Reports on Form 8-K.
-----------------------------

During the quarter ended September 30, 1999, the Company filed a Form 8-K on September 17, 1999, relating to the acquisition of Management Consulting and Research, Inc. ("MCR").

Subsequent to the end of the quarter, the Company filed a Form 8-K on October 26, 1999, relating to the election of Dr. Gerald R. McNichols to its board of directors.

Also, on November 12, 1999, the Company amended its previous Form 8-K relating to the MCR acquisition, to add certain financial information.

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

November 15, 1999