Form 10-Q
period 1999-12-31
GRC INTERNATIONAL INC
filed 2000-02-14
CIK 201944

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

                For the quarterly period ended December 31, 1999

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
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at

Class of Common Stock                                           January 31, 2000
---------------------                                           ----------------

   $.10 par value                                              12,485,268 shares

================================================================================

                                    CONTENTS

Forward-Looking Statements

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Form 10-Q captioned "Management's Discussion and Analysis". The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the Company's Annual Report on Form 10-K and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company subsequent to this Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

A.    FINANCIAL STATEMENTS

      Consolidated Condensed Statements of Income                              3

      Consolidated Condensed Balance Sheets                                    4

      Consolidated Condensed Statements of Cash Flows                          6

      Notes to Consolidated Condensed Financial Statements                     8


B.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           11


C.    PART II - OTHER INFORMATION                                             16

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

                             GRC INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except for per share data)
                                   (unaudited)

                                                        Three Months Ended                               Six Months Ended
                                                            December 31,                                   December 31,
                                                            ------------                                   ------------
                                                     1999                  1998                   1999                   1998
                                                     ----                  ----                   ----                   ----

Revenues                                          $ 50,693               $ 39,052               $ 96,514               $ 75,808

Cost of revenues                                    41,484                 32,896                 78,476                 63,860

Indirect costs and other costs                       6,185                  3,926                 10,841                  7,601
                                                  --------               --------               --------               --------

Operating income                                     3,024                  2,230                  7,197                  4,347

Interest expense, net                                 (275)                  (340)                  (505)                  (692)
                                                  --------               --------               --------               --------

Income from continuing operations
   before income taxes                               2,749                  1,890                  6,692                  3,655

Income tax (provision) benefit                      (1,105)                 1,210                 (2,690)                 2,475
                                                  --------               --------               --------               --------

Income from continuing operations                    1,644                  3,100                  4,002                  6,130

Gain from discontinued operations
   (net of tax)                                       --                      140                   --                      194
                                                  --------               --------               --------               --------

Net Income                                        $  1,644               $  3,240               $  4,002               $  6,324
                                                  ========               ========               ========               ========

Income per common and
   common equivalent share:

Basic
       Continuing operations                      $   0.13               $   0.31               $   0.34               $   0.60
       Discontinued operations                        0.00                   0.01                   0.00                   0.02
                                                  --------               --------               --------               --------
       Net income                                 $   0.13               $   0.32               $   0.34               $   0.62
                                                  ========               ========               ========               ========
Number of shares used in basic EPS
   calculation                                      12,377                 10,222                 11,668                 10,218
                                                  ========               ========               ========               ========

Diluted
       Continuing operations                      $   0.13               $   0.30               $   0.33               $   0.59
       Discontinued operations                        0.00                   0.01                   0.00                   0.02
                                                  --------               --------               --------               --------
       Net income                                 $   0.13               $   0.31               $   0.33               $   0.61
                                                  ========               ========               ========               ========
Number of shares used in diluted EPS
   calculation                                      12,974                 10,411                 12,181                 10,438
                                                  ========               ========               ========               ========

             The Company had no items of other comprehensive income or loss. The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                              December 31,           June 30,
                                                 1999                  1999
                                                 ----                  ----
                                                       (in thousands)
CURRENT ASSETS:

   Cash and cash equivalents                   $    ---              $     88
   Accounts receivable, net                      45,459                36,438
   Unbilled reimbursable costs and fees           2,273                 2,924
   Other receivables                                829                 1,339
   Prepaid expenses and other current assets      1,375                   522
   Deferred income taxes                          7,292                 6,871
                                               --------              --------

         Total current assets                    57,228                48,182
                                               --------              --------


PROPERTY AND EQUIPMENT,
   at cost, net of accumulated depreciation
      and amortization of $14,733 and $13,497     9,973                 9,095
                                               --------              --------


OTHER ASSETS:

   Goodwill and other intangible assets, net     22,594                 1,989
   Deferred taxes                                11,052                15,428
   Deposits and other                             1,545                 1,387
                                               --------              --------

         Total other assets                      35,191                18,804
                                               --------              --------

TOTAL ASSETS                                   $102,392              $ 76,081
                                               ========              ========

        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)
                                                              December 31,             June 30,
                                                                  1999                   1999
                                                              ------------             --------
                                                                          (in thousands)
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $       3               $       9
   Accounts payable                                                3,506                   5,567
   Accrued compensation and benefits                              16,119                  14,461
   Accrued expenses and other current liabilities                  3,601                   3,063
                                                               ---------               ---------
                 Total current liabilities                        23,229                  23,100
                                                               ---------               ---------

LONG-TERM LIABILITIES:

   Long-term debt                                                 15,889                  12,623
   Other long-term liabilities                                     1,230                     299
                                                               ---------               ---------
         Total long-term liabilities                              17,119                  12,922
                                                               ---------               ---------

COMMITMENTS AND CONTINGENCIES                                       --                      --

STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value -
         Authorized - 30,000,000 shares
         Issued - 12,742,607 shares
           and 10,549,003 shares                                   1,274                   1,055
   Paid-in capital                                               101,038                  83,277
   Accumulated deficit                                           (36,423)                (40,428)
                                                               ---------               ---------
                                                                  65,889                  43,904

   Less:  Treasury stock, at cost; 300,000 shares                 (3,845)                 (3,845)
                                                               ---------               ---------

         Total stockholders' equity                               62,044                  40,059
                                                               ---------               ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 102,392               $  76,081
                                                               =========               =========

        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                                     ------------
                                                                             1999                  1998
                                                                             ----                  ----
                                                                                    (in thousands)
CASH FLOWS FROM CONTINUING OPERATIONS:
     Income from continuing operations                                     $ 4,002               $ 6,130
     Reconciliation of income from continuing operations:
              Depreciation and amortization                                  1,664                 1,785
              Deferred income tax (benefit) provision                        2,493                (2,479)
              Changes in assets and liabilities:
                 Accounts receivable and unbilled
                    reimbursable costs and fees                             (1,051)                 (219)
                 Prepaid expenses and other current assets                    (161)               (1,618)
                 Accounts payable, accruals and
                    other current liabilities                               (2,713)               (2,720)
              Other                                                            153                   566
                                                                           -------               -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,387                 1,445
                                                                           -------               -------

CASH FLOWS FROM DISCONTINUED OPERATIONS:

     Gain from discontinued operations                                          --                   194
     Reconciliation of income from discontinued operations:
              Non-cash charges and changes in working capital                 (107)                  (74)
                                                                           -------               -------
NET CASH (USED IN) PROVIDED BY
   DISCONTINUED OPERATIONS                                                    (107)                  120
                                                                           -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                 (1,285)                 (999)
     Purchase of business, net of cash acquired                             (7,165)                   --
      Other                                                                   (188)                   --
                                                                           -------               -------
NET CASH USED IN INVESTING ACTIVITIES                                       (8,638)                 (999)
                                                                           -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                             --                (1,241)
     Bank borrowings                                                         3,266                    --
     Issuance of common stock                                                1,004                    39
                                                                           -------               -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          4,270                (1,202)
                                                                           -------               -------

NET DECREASE IN CASH & CASH EQUIVALENTS                                        (88)                 (636)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  88                 3,648
                                                                           -------               -------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                   $    --               $ 3,012
                                                                           =======               =======

        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         Six Months Ended
                                                            December 31,
                                                         ----------------
                                                     1999                   1998
                                                     ----                   ----
                                                           (in thousands)

Supplemental disclosures:

Cash paid for:

     Interest                                         $488                  $822

     Income taxes                                     $276                  $126

        The accompanying notes are an integral part of these statements.

                             GRC INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                   (unaudited)

(1) Basis of Presentation. The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

      Debt at December 31, 1999 and June 30, 1999 consisted of the following:

                                       December 31, 1999           June 30, 1999
                                       -----------------           -------------

      Revolving Credit Agreement              $ 15,880               $  7,873
      Term Loans                                  --                    4,750
      Other                                         12                      9
                                              --------               --------

      Total Debt                                15,892                 12,632
      Less:  Current Portion                        (3)                    (9)
                                              --------               --------

      Long Term Debt                          $ 15,889               $ 12,623
                                              ========               ========

(4) Acquisition of Management Consulting and Research, Inc. Effective September 2, 1999, the Company acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). The net purchase price of approximately $23 million was paid with 2 million shares of GRCI's common stock valued at approximately $16 million, and the remainder of approximately $7 million in net cash was financed through the new credit agreement. The resulting $20.8 million in goodwill is to be amortized over 30 years. MCR provides professional services to the U.S. Government primarily in the areas of budget analysis, cost estimating and program management. MCR's revenues are approximately $30 million per year. The acquisition was accounted for using the purchase method of accounting and has been consolidated with GRC from the date of acquisition.

(5) Segment Information. The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

      All of the Company's business relates to information technology consulting services. The chief operating decision-maker is provided information about the revenues generated by operating segment and utilizes income before interest and taxes as a measure of segment performance. The Company's services are delivered to clients primarily in the United States, and the Company's long-lived assets are located within the United States. Based on SFAS No. 131 criteria, the Company has two reportable operating segments; U.S. Federal Government and Commercial. Within the U.S. Federal Government segment are sales to the Company's largest customer, the Department of Defense ("DoD"). Revenues from the DoD represented 97% of total U.S. Government revenues in the first half of both fiscal 2000 and fiscal 1999.

                                             U.S. Federal
                                              Government             Commercial             Corporate                 Total
                                              ----------             ----------             ---------                 -----
                                                                       (in thousands)
      Second Quarter Fiscal 2000

      Revenues                                  $ 49,858              $    835               $   --                 $ 50,693
      Income before interest and taxes             4,968                  (117)                (1,827)                 3,024
      Depreciation and amortization                  429                     7                    527                    963
      Assets                                      74,392                 1,344                 26,656                102,392
      Capital expenditures                           244                     4                    604                    852

      Second Quarter Fiscal 1999

      Revenues                                  $ 37,531              $  1,521               $   --                 $ 39,052
      Income before interest and taxes             2,317                   222                   (309)                 2,230
      Depreciation and amortization                  233                    19                    717                    969
      Assets                                      43,702                 2,675                 27,437                 73,814
      Capital expenditures                           218                  --                      409                    627

                                                  U.S. Federal
                                                   Government            Commercial             Corporate                Total
                                                   ----------            ----------             ---------                -----
                                                                           (in thousands)

      First Half Fiscal 2000

      Revenues                                      $ 93,889              $  2,625              $   --                 $ 96,514
      Income before interest and taxes                 9,381                   131                (2,315)                 7,197
      Depreciation and amortization                      796                    15                   853                  1,664
      Assets                                          74,392                 1,344                26,656                102,392
      Capital expenditures                               584                     6                   695                  1,285

      First Half Fiscal 1999

      Revenues                                      $ 72,497              $  3,311              $   --                 $ 75,808
      Income before interest and taxes                 4,131                   753                  (537)                 4,347
      Depreciation and amortization                      772                    43                   970                  1,785
      Assets                                          43,702                 2,675                27,437                 73,814
      Capital expenditures                               451                  --                     548                    999


(6) Subsequent Event - On February 14, 2000, the Company executed a definitive merger agreement with AT&T Corp. under which AT&T will commence a cash tender offer to acquire all of the outstanding shares of the Company for $15.00 per share. The Company's Board has received a fairness opinion on AT&T's offer. The Boards of Directors of both companies have unanimously approved the merger agreement. The tender offer will commence within seven business days and is expected to conclude within approximately two months.

         The tender offer is subject to a majority of the Company's common stock on a fully diluted basis being validly tendered and not withdrawn, the expiration of the Hart-Scott-Rodino waiting period, and other customary conditions. If a majority of the Company's shares are tendered in response to the offer and the other conditions to the offer are satisfied or waived, a subsiary of At&T will be merged into the Company, shares not purchased in the offer will be converted into $15.00 per share in cash and AT&T will become the sole stockholder of the Company.

                             GRC INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 and 1998

Acquisition of Management Consulting and Research, Inc.

Effective September 2, 1999, the Company acquired all of the outstanding stock of Management Consulting and Research, Inc. (MCR). The net purchase price of approximately $23 million was paid with 2 million shares of GRCI's common stock valued at approximately $16 million, and the remainder of approximately $7 million in net cash was financed through the new credit agreement. The resulting $20.8 million in goodwill is to be amortized over 30 years. The operating results of MCR are included in the consolidated operating results since the date of acquisition.

Results of Operations - Three Months Ended December 31, 1999 and 1998

Revenues

Revenues for the second quarter of fiscal 2000 increased 30% to $50.7 million, from $39.1 million for the same quarter in fiscal 1999. The recently acquired business of MCR added $7.9 million of revenue in the current quarter. Exclusive of MCR revenue, the revenue increase in the second quarter of fiscal 2000 over the year earlier period would have been 10%. Revenues from the Company's largest contract, the GCSS program, reached $10.3 million in the most recent quarter, an increase of $3.5 million over the same period in fiscal 1999. The remaining revenue growth was derived from a broad base of other U.S. government contracts and subcontracts.

The following table sets forth for the periods indicated the percentage that certain items of income and expense bear to revenues.

                                                         Three Months Ended
                                                  ------------------------------
                                                  12/31/99              12/31/98
                                                  --------              --------

Revenues                                           100.0%                 100.0%

Cost of revenues                                    81.8%                  84.2%

Indirect and other costs                            12.2%                  10.1%
                                                   -----                  -----

Operating income                                     6.0%                   5.7%
                                                   =====                  =====

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2000 increased 26% to $41.5 million, or 81.8% of revenues, from $32.9 million, or 84.2% of revenues, for the same quarter in fiscal 1999. The cost of revenue increase of $8.6 million is primarily a result of the increase in revenues. The decrease of cost of revenues as a percentage of revenues is due to efficiencies achieved in labor productivity, program management, and control of other operating costs.

Indirect Expenses and Operating Income

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the second quarter of fiscal 2000 increased $2.3 million to $6.2 million, from $3.9 million for the second quarter of fiscal 1999. Indirect expenses as a percentage of revenue were 12.2% for second quarter 2000, compared to 10.1% for second quarter 1999. Indirect expenses in the quarter included $800 thousand of non-recurring costs relating to settlement of a proxy dispute resolved within the quarter. Exclusive of these proxy-related expenses, indirect expenses would have been $5.4 million, or 10.6% of revenues.

Operating income for the second quarter of fiscal 2000 increased 36% to $3.0 million, or 6.0% of revenues, from $2.2 million, or 5.7% of revenues, for the same quarter of fiscal 1999. Without the proxy-related expenses, operating margins would have been 7.5% of revenues. The increase in operating margins is related to the efficiencies achieved in the cost of revenues described above.

Net Interest Expense

Net interest expense for the second quarter of fiscal 2000 decreased 19% to $275 thousand, from $340 thousand for the second quarter of fiscal 1999. This decrease of $65 thousand reflects a reduction in debt levels stemming from positive operating cash flows in the past year, partially offset by the effect of borrowings to complete the MCR acquisition.

Income Taxes

The net tax provision recognized in the second quarter of fiscal 2000 was 40.2% of pretax income. In the second quarter of 1999, the Company recorded a tax benefit of $1.2 million related to the recognition of the benefit of tax net operating losses from prior years.

Results of Operations - Six Months Ended December 31, 1999 and 1998

Revenues

Revenues for the first half of fiscal 2000 increased 27% to $96.5 million, from $75.8 million for the first half of fiscal 1999. The acquired business of MCR added $10.4 million of revenue in the four months since its acquisition in September. Revenues from the Company's largest contract, the GCSS program, reached $19.4 million in the first half of fiscal 2000, an increase of $7.4 million over the first half of fiscal 1999. The remaining revenue growth was derived from a broad base of other U.S. government contracts and subcontracts.

The following table sets forth for the periods indicated the percentage that certain items of income and expense bear to revenues.

                                                         Six Months Ended
                                                         ----------------
                                                   12/31/99             12/31/98
                                                  --------              --------

Revenues                                           100.0%                 100.0%

Cost of revenues                                    81.3%                  84.3%

Indirect and other costs                            11.2%                  10.0%
                                                   -----                  -----

Operating income                                     7.5%                   5.7%
                                                   =====                  =====

Cost of Revenues

Cost of revenues for the first half of fiscal 2000 increased 23% to $78.5 million, or 81.3% of revenues, from $63.9 million, or 84.3% of revenues, for the same period of fiscal 1999. The cost of revenue increase of $14.6 million is primarily a result of the increase in revenues. The decrease in cost of revenues as a percent of revenues is partially due to two non-recurring items of revenue of approximately $920 thousand, with no associated costs. These items related to favorable settlement of government cost audits ($700 thousand) and settlement of an old claim for a contract overrun ($220 thousand). The remainder of the decrease of cost of revenues as a percentage of revenues is due to efficiencies achieved in labor productivity, program management, and control of other operating costs.

Indirect Expenses and Operating Income

Indirect expenses consist of selling, general and administrative, research and development, and other costs. Indirect expenses for the first half of fiscal 2000 increased $3.2 million to $10.8 million from $7.6 million for the first half of fiscal 1999. Indirect expenses as a percentage of revenue were 11.2% for first half of fiscal 2000, compared to 10.0% for first half of fiscal 1999. Indirect expenses in the first half included $900 thousand of non-recurring costs relating to settlement of a proxy dispute resolved within the quarter. Exclusive of these proxy-related expenses, indirect expenses would have been $10.0 million, or 10.4% of revenues.

Operating income for the first half of fiscal 2000 increased 66% to $7.2 million, or 7.5% of revenues, from $4.3 million, or 5.7% of revenues, for the first half of fiscal 1999. The one-time revenue items of $920 thousand discussed above are offset by the $900 thousand of proxy-related expenses in the first half. The increase in operating margins related to the reduction in cost of revenues due to operating efficiencies noted above.

Net Interest Expense

Net interest expense for the first half of fiscal 2000 decreased 27% to $505 thousand, from $692 thousand for the first half of fiscal 1999. This decrease of $187 thousand reflects a reduction in debt levels stemming from positive operating cash flows in the past year, partially offset by the effect of borrowings to complete the MCR acquisition.

Income Taxes

The net tax provision recognized in the first half of fiscal 2000 was 40.2% of pretax income. In the first half of fiscal 1999, the Company recorded a tax benefit of $2.5 million related to the recognition of the benefit of tax net operating losses from prior years.

Liquidity and Capital Resources

Net cash provided by operations amounted to $4.3 million during the first half of fiscal 2000, compared to cash used in operations of $1.4 million for the first half of fiscal 1999. The increased operating cash flow was the result of higher earnings before income taxes. Also, no significant income taxes were paid in either period because of the offset available from tax net operating loss carryforwards. Cash flows used in investing activities during the first half of fiscal 2000 were $8.6 million, compared to $1.0 million used in the first half of fiscal 1999, due to $7.1 million of cash used in the purchase of MCR, Inc. The net cash requirements in the first half of fiscal 2000 were met through additional borrowings under the Company's bank line of credit.

The Company believes that its cash flow from operations, particularly with the availability of tax operating loss carryforwards to offset future tax liabilities, and its line of credit are sufficient to meet its financing needs.

Subsequent Event

On February 14, 2000, the Company executed a definitive merger agreement with AT&T Corp. under which AT&T will commence a cash tender offer to acquire all of the outstanding shares of the Company for $15.00 per share. The Company's Board has received a fairness opinion on AT&T's offer. The Boards of Directors of both companies have unanimously approved the merger agreement. The tender offer will commence within seven business days and is expected to conclude within approximately two months.

The tender offer is subject to a majority of the Company's common stock on a fully diluted basis being validly tendered and not withdrawn, the expiration of the Hart-Scott-Rodino waiting period, and other customary conditions. If a majority of the Company's shares are tendered in response to the offer and the other conditions to the offer are satisfied or waived, a subsiary of At&T will be merged into the Company, shares not purchased in the offer will be converted into $15.00 per share in cash and AT&T will become the sole stockholder of the Company.

Forward Looking Statements

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

Year 2000 Issue

The Company has experienced no substantial Y2K effects on its business, financial condition, cash flows or results of operations. Further, it does not expect any material effects in the future.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 are inapplicable.

Item 4 - Results of Votes of Security Holders.

On November 15, 1999, the Annual Meeting of Shareholders was held.

As a result of the shareholder vote, Chairman Wright, Jr. was re-elected as a director by 10,415,976 votes, and Richard N. Perle was elected as a director by 8,568,984 votes.

The shareholders ratified the selection of Deloitte & Touche, L.L.P. as independent public accountants for the fiscal year ending June 30, 2000 as follows:

                       For          Against          Abstain
                       ---          -------          -------

                    9,505,181        30,654           22,770


The shareholders approved the shareholder proposal to terminate the Shareholder Rights Plan as follows:

                       For          Against          Abstain
                       ---          -------          -------

                    5,340,762      3,985,971         222,867


Item 6(a) Exhibits.

         Exhibit No.       Description

               11          Statement of Computation of Earnings Per Share

               27          Financial Data Schedule

Item 6(b) Reports on Form 8-K.

During the quarter ended December 31, 1999, the Company filed a Form 8-K on January 18, 2000, relating to the election of Directors and the settlement of two previously reported lawsuits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GRC INTERNATIONAL, INC.



                                    By: /s/ James P. Allen
                                        ------------------
                                        James P. Allen
                                        Senior Vice President, Chief Financial
                                         Officer and Treasurer

February 14, 2000


18